Form 10-Q
period 2011-01-31
BERKELEY COFFEE & TEA, INC.
filed 2011-03-11
CIK 1499361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 333-168911

BERKELEY COFFEE & TEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building B, #439, Jinyuan Ba Lu, Jiangpiao Town
Jiading District, Shanghai, 201812, China
(Address of principal executive offices) (Zip Code)

011-86-15021337898
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ ]     No [ ] (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

There were 7,800,000 shares outstanding of common stock of the registrant at March 10, 2011.

BERKELEY COFFEE & TEA, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements and Notes to the Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Removed and Reserved

Item 5	Other Information

Item 6	Exhibits

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

BERKELEY COFFEE & TEA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2011

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Unaudited Balance Sheets as of January 31, 2011 and April 30, 2010

Unaudited Statements of Operations for the three and nine months ended January 31, 2011 and 2010 and the period of inception (March 27, 2009) to January 31, 2011

Unaudited Statement of Changes in Stockholders’ Equity (Deficit) for the period of inception (March 27, 2009) to January 31, 2011

Unaudited Statements of Cash Flows for the nine months ended January 31, 2011 and 2010 and the period of inception (March 27, 2009) to January 31, 2011

Notes to the unaudited Financial Statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2011	April 30, 2010
A S S E T S	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$83,655	$4,161
Subscription receivable	-	10,000

TOTAL CURRENT ASSETS	83,655	14,161

TOTAL ASSETS	$83,655	$14,161

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (DEFICIT)

CURRENT LIABILITIES
Accounts payables and accruals	$43,795	$972
Share offering subscription	83,000	-

TOTAL CURRENT LIABILITIES	126,795	972

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized,
$0.001 par value; 7,800,000 shares
issued and outstanding.	7,800	7,800
Additional paid-in capital	13,500	13,500
Accumulated deficit	(64,440)	(8,111)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(43,140)	13,189

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$83,655	$14,161

See accompanying notes to the unaudited financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Nine Months Ended January 31, 2011	Nine Months Ended January 31, 2010	For the Period From Inception (March 27, 2009) to January 31, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	40,187	-	56,329	-	64,440
TOTAL OPERATING EXPENSES	40,187	-	56,329	-	64,440

LOSS FROM OPERATIONS	(40,187)	-	(56,329)	-	(64,440)
LOSS BEFORE INCOME TAXES	(40,187)	-	(56,329)	-	(64,440)
INCOME TAX BENEFIT	-	-	-	-	-
NET LOSS	$(40,187)	$-	$(56,329)	$-	$(64,440)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$-	(0.01)	-
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	7,800,000	2,100,000	7,800,000	2,100,000

See accompanying notes to the unaudited financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
Balance as of March 27, 2009 (Inception)	-	$-	$-	$-	$-
Stock issued for expenses at $0.001 per share	2,100,000	2,100	-	-	2,100
Net loss from Inception to April 30, 2009	-	-	-	(2,100)	(2,100)

Balance as of April 30, 2009 (Audited)	2,100,000	2,100	-	(2,100)	-

Stock issued for cash at $0.001 per share	4,200,000	4,200	-	-	4,200

Stock issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000

Stock issued for expenses at $0.01 per share	500,000	500	4,500	-	5,000
Net loss for the year ended April 30, 2010	-	-	-	(6,011)	(6,011)

Balance as of April 30, 2010 (Audited)	7,800,000	7,800	13,500	(8,111)	13,189

Net loss for nine months ended January 31, 2011	-	-	-	(56,329)	(56,329)

Balance as of January 31, 2010 (Unaudited)	7,800,000	$7,800	$13,500	$(64,440)	$(43,140)

See accompanying notes to the unaudited financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2011	Nine Months Ended January 31, 2010	For Period From Inception (March 27, 2009) to January 31, 2011

Net loss	$(56,329)	$-	$(64,440)
Adjustments to reconcile net loss
to net cash provided by (used by) operating activities:	-	-	-
Expenses paid by issuance of shares	-	-	7,100
Increase/(decrease) in:
Accounts payables	42,823	-	43,795
Share offering subscription	83,000		83,000

Net cash provided by (used in) operating activities	69,494	-	69,455

Cash flows from investing activities:
Net cash used in investing activities	-	-	-
	-	-	-
Cash flows from financing activities:
Collection of stock subscription receivable	10,000	-	-
Proceeds from issuance of common stock	-	-	14,200
Net cash provided by financing activities	10,000	-	14,200
Net increase (decrease) in cash	79,494	-	83,655
Cash, beginning of period	4,161	-	-
Cash, end of period	$83,655	$-	$83,655
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the unaudited financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

January 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Berkeley Coffee & Tea, Inc. (hereinafter "Company" “We” “Our” or "Berkeley Coffee”) was incorporated in the State of Nevada on March 27, 2009.  The Company is in the development stage and plans to market and sell coffee produced in China into the United States.

The Company is a development stage company as defined in ASC 915 “Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

NOTE 2 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2010. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the nine-month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a material loss from operations. At January 31, 2011, the Company had an accumulated deficit of $64,440, in addition to limited cash, zero revenue and unprofitable operations. For the period ended January 31, 2011, the Company sustained net losses of $56,329. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing of $500,000 by offering to sell 2,500,000 shares of common stock at $0.20 each. If the financing is successful, it will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2011, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted ASC 220, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no other comprehensive income for the period ended January 31, 2011.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at January 31, 2011, the Company's cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) limits.

Derivative Instruments

The Financial Accounting Standards Board issued ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "ASC 815"), The statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

Earnings (Loss) Per Share

The Company adopted ASC 260, which provides for calculation of "basic" and "diluted" earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. The Company maintains United States dollars as the functional currency. Foreign monetary assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary items are translated at historical rates. Revenue and expense items are translated using the rate in effect on the date of the transactions.

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of coffee beans. The Company had no inventory at January 31, 2011.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot always be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The Company's financial instruments consist of cash, subscription receivable, accounts payable and share offering subscription. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Organization and Start-up Cost

All costs and expenses for the start-up activities, including organization costs, are expensed as incurred.

Offering Expenses

Offering expenses represent costs associated with the preparation and filing of a Registration Statement under S-1 offering to sell 2,500,000 shares of the Company’s common stock at a price of $0.20 per share for gross proceeds of $500,000. Such costs primarily consist of professional fees and consulting services. The offering expenses are paid from cash on hand and charged to expenses as incurred.

Property and Equipment

Property and equipment are recorded at cost. Depreciation for property and equipment is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are generally amortized over the shorter of seven years or the term of the related leases. Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax base of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by ASC 740 to allow recognition of such an asset.

Revenue Recognition

The Company derives its revenue from sale of coffee beans.  Our revenue is recognized in the period when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured.  Coffee is considered delivered when title and risk have been transferred to the customer.

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable.

Share offering Subscription

Share offering proceeds received by the Company from subscribers pursuant to the prospectus offering of 2,500,000 shares of the common stock at $0.20 per share are recorded as a current liability till the offering is closed and subscribed shares issued to the investors.  As of January 31, 2011, share offering subscription proceeds of $83,000 was received by the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses and the accompanying notes during the reporting period. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant

The Company has reviewed all the recent accounting pronouncements up through No. 2011-01 and these updates have no current applicability to the Company or their effect on the financial statements and the Company’s current accounting and reporting practices.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception, the Company’s sole officer and director was issued 7,300,000 shares of common stock for $2,100 payment of Company expenses and $14,200 cash payment to the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Refer to Note 3 above.

NOTE 7 - COMMON STOCK

At January 31, 2011, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 7,800,000 common shares were issued and outstanding.

a)

On March 29, 2009, the Company issued 2,100,000 common shares at $0.001 per share for $2,100 of Company expenses paid.

b)

On February 1, 2010, the Company issued 4,200,000 common shares at $0.001 per share for cash proceeds of $4,200.

c)

On March 25, 2010, the Company issued 500,000 common shares at $0.001 per share for $5,000 of Company expenses paid.

d)

On March 25, 2010, the Company issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The $10,000 was received on June 22, 2010.

NOTE 8 - CONTRACTS AND AGREEMENTS

Nil

NOTE 9 – CONCENTRATION RISK

The Company plans to purchase green bean coffee from China. Consequently, any political, economic and social unrest and/or instability in the coffee growing areas of China may adversely affect the Company’s business operations. In particular, instability in the coffee growing regions of China could result in a decrease in the availability of coffee beans needed for the continued operation and growth of the Company’s business. It could also lead to an increase in the purchasing costs and increased operating costs. This may adversely affect the Company’s business.

 NOTE 10 – SUBSEQUENT EVENTS

To provide financing to commence the implementation of its business plan and operations, the Company filed a Registration Statement under S-1 offering to sell 2,500,000 shares of its common stock at $0.20 per share for gross proceeds of $500,000. The Registration Statement under S-1was declared effective on January 28, 2011, and the offering remains open as of the date of the financial statements.

The Company has evaluated the subsequent events from the balance sheet date through the date the financial statements were issued, and determined that no other significant events have occurred.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” that involve risk and uncertainties.  Berkeley Coffee & Tea, Inc. uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  This quarterly report includes statements that are “forward-looking statements” including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements other than statements of historical facts included in this quarterly report, including, without limitation, statements under “Risk Factors,” and “Management’s Plan of Operations,” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements. Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in our S-1 registration statement including but not limited to (1) unable to continue with our operations due to our poor financial position and failure to obtain funding, (2) competition and our limited operating history may adversely impact our ability to implement our business plan, (3) diseases and adverse weather conditions may negatively impact our supply and the cost of coffee, (4) social and political instability in China may negatively impact our purchase costs and supply of coffee, (5) our ability to market coffee may be affected by the fluctuations in the price of coffee, (6) our employee has limited experience in the coffee industry, (7) we have a single product and if demand for coffee decreases our business may fail, (8) absence of managements’ full time participation may negatively affect our operations, (9) potential competition or conflict of interest may result in the loss of potential business opportunities, (10) majority of our common stock is owned by management, which may reduce your ability to influence our activities. All written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this quarterly report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Review of operations for the period March 27, 2009 (date of inception) to January 31, 2011

Since inception, March 27, 2009, our operation has been restricted to development activities that has included travel to Yunnan Province, China, (the coffee growing area), meeting with coffee farmers/exporters, cup tasting and evaluation of the coffee produced, discussions with potential customers in United States, and preparation of the registration statement under S-1, offering to sell 2,500,000 shares of our common stock at $0.20 per share for gross proceeds of $500,000. S-1 was declared effective on January 28, 2011. The Company commenced the offering, and the offering remains open as of the date of this report. As of January 31, 2011, we have not entered into any contracts or commitments to purchase or sell any coffee.

Going Concern

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations. For the nine months ended January 31, 2011, the Company incurred a loss of $56,329. As of January 31, 2011, the Company had accumulated deficits of $64,440, limited cash and unprofitable operations. For the years ended April 30, 2010 and 2009, the Company sustained net losses of $6,011 and $2,100. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing by offering 2,500,000 shares of common stock at $0.20 per share for gross proceeds of $500,000.  The S-1 was declared effective on January 28, 2011. The Company commenced the offering, and the offering remains open as of the date of this report. If the offering is successful, this will mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of January 31, 2011, we had $83,655 cash in the bank, accounts payables and accruals of $43,795 and share offering subscription received of $83,000. Since inception, March 27, 2009, we have not generated any revenue and incurred accumulated losses of $64,440 to January 31, 2011.  Our net loss for the nine months ended January 31, 2011 was $56,329. We financed our operations by issuing 7,800,000 shares of our common stock to our sole director and officer and an investor for a cash payment of $14,200 and $7,100 paid for expenses. For the three months period to January 31, 2011, we did not generate any revenue and incurred a loss of $40,187. There were no expenses incurred for the three months period to January 31, 2010.  For the nine months ended January 31, 2011, we did not generate any revenue and incurred a loss of $56,329. The general and administration expenses, for the nine months ended January 31, 2011, incurred included professional fees of $25,510 consulting fees of $30,329 and bank charges of $490. There were no expenses incurred for the nine month period ended January 31, 2010. The accumulated general and administration expenses incurred since inception, March 27, 2009, to January 31, 2011 was $64,440 which included $5,000 for travel, professional fees of $28,582, consulting fees of $ 30,329, and bank charges of $529. We do not have any long-term debts or obligations.

If we do not raise any funding from the offering, we would not commence our “Plan of Operation” as discussed below and we would be forced to obtain additional funding from different sources of financing in order to continue to implement our business plan and to continue our operations. We cannot be assured of securing needed financing on acceptable terms. As of the date of this report, we do not have any plans to raise any additional funding apart from the current offering of 2,500,000 shares of our common stock at $0.20 per share.

Plan of Operation

THE FOLLOWING PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS

If we are successful with the offering of 2,500,000 shares of common stock at $0.20 per share and gross proceeds of $500,000 are received, we will have sufficient funds to fully implement our business plan. Specifically, our plan of operation for the next 12 months requires us to:

(a)

Purchase coffee from farmers/exporters in Yunnan, China.  The coffee season in China runs from October to March.  We plan to commence purchasing coffee approximately thirty (30) days after closing this offering, and to continue to do so through-out the coffee season.  Thereafter, we plan to continue purchasing the limited amounts of late and early season crops.  The late and early season coffee crops are usually available until the next coffee season. During the next twelve months, we plan to purchase and sell coffee to our potential customers in the United States. Each container load will contain approximately three hundred (300) sixty-kilogram (60 kg) bags of green bean coffee, or approximately 18,000 metric tones. The sale price of the coffee will be mutually negotiated with the customers using the current New York “C” coffee contract market prices as the benchmark price. We have budgeted approximately $240,000 out of the total gross proceeds of $500,000 to be applied towards the purchasing of coffee over a six month period.  Any revenue we earn will be infused back into the Company and used for working capital.  However, if we are unable to raise all of the funding, we may have to limit our coffee purchasing activities, which may cause our business to fail.

(b)

Lease office facilities in Reno, Nevada and hire at least one employee as support staff.  Approximately thirty (30) days after closing ouroffering, we plan to lease about 500 square feet office space in Reno, Nevada, for general corporate, sales and customer service purposes, and hire one employee. Our budget for office lease cost is in the range of $700 to $1,000 per month, and general and administration costs, to be in the range of $2,000 to $3,000 per month. We anticipate incurring these lease and general and administration expenses on a monthly basis commencing approximately thirty (30) days after closing our offering. We have budgeted approximately $48,000 out of the total gross proceeds of $500,000 to be applied towards general and administration expenses and for our corporate head office costs in Reno, Nevada. However, if we are unable to raise all of the funding, we may have to severely limit our activities which may cause our business to fail.

(c)

Commence to market and sell coffee.  Approximately thirty (30) days after closing our offering, we will commence delivering coffee samples to interested potential customers. Supplying of coffee samples and visiting of potential customers will continue throughout the next 12 months. The costs are expected to be in the range of $2,000 to $3,000 per month. We anticipate incurring these marketing expenses on a monthly basis commencing approximately thirty (30) days after closing our offering.  We have budgeted approximately $48,000 out of the total gross proceeds of $500,000 to be applied towards the marketing expenses. However, if we are unable to raise all of the funding, we may have to severely limit our marketing and selling activities, which may cause our business to fail.

If we are unsuccessful in obtaining 100% ($500,000) of the funding under our offering, we will be unable to commence our business operations at a level as planned. We have budgeted $240,000 of the total gross proceeds to be applied towards coffee, $48,000 to general and administration expenses, $48,000 towards marketing expenses, $48,000 for financial expenses, and we will retain the balance as working capital. However, if we are unable to raise all the funding, we may have to severely limit our activities, which will directly impact our ability to purchase significant amounts of coffee, hire an employee, lease an office in Reno, Nevada and restrict our ability to market and sell the coffee. As a result, it may cause our business to fail and investors could lose their entire investment.

As of the date of this report, we do not have any plans to raise any additional funding apart from the current offering of 2,500,000 shares of our common stock at $0.20 per share.

As of the date of this report, the Company did not incur any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

As of the date of this report, the Company did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-29 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has reviewed all the recent accounting pronouncements up through No. 2011-01 and these updates have no current applicability to the Company or their effect on the financial statements and the Company’s current accounting and reporting practices.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the Financial Statements included in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures.

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being January 31, 2011. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

Disclosure controls are those controls and other procedures designed to ensure information we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is correctly recorded, processed, summarized and reported. We maintain a system of internal accounting controls that is designed to provide reasonable assurance assets are safeguarded and transactions are executed and properly recorded in accordance with management’s authorization. This system is continually reviewed and augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Our management does not expect our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting

Based upon their evaluation of our controls over financial reporting, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal accounting officer have concluded that our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

As of the date of this report, there is no litigation pending or threatened by or against the Company.  However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, would result in the expenditure by us of significant syndicated financial and managerial resources.

Item 1A Risk Factors

Not applicable.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

For the period to January 31, 2011, the Company did not have any sale or issuance of unregistered equity securities.

Use of Proceeds

The Company’s Registration Statement under S-1, File#333-168911, offering to sell 2,500,000 shares of its common stock at $0.20 per share for gross proceeds of $500,000 was declared effective on January 28, 2011. The Company commenced the offering and as of January 31, 2011; gross proceeds of $83,000 was received and no funds were used. As of the date of the date of this report the offering was not closed.

Stock Repurchase

The Company does not have any stock repurchase plan.

Item 3 Defaults Upon Senior Securities

– None –

Item 4 (Removed and Reserved)

Item 5 Other Information

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6 Exhibits

Exhibit

Number

Description

3.1

Articles of Incorporation

Previously filed

3.2

Bylaws

Previously filed

14.1

Code of Conduct

Previously filed

31

Section 302 Certification of

Included

32

Section 906 Certification of

Included

99.1

Nevada State Business License

Previously filed

99.2

 S-1 Registration Statement

Previously filed

99.3

Primary Offering Subscription Agreement

Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKELEY COFFEE & TEA, INC.

By:	/s/ Sean Tan
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary, Controller and sole Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: March 11 , 2011