Form 10-K
period 2011-04-30
BERKELEY COFFEE & TEA, INC.
filed 2011-08-04
CIK 1499361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-168911

BERKELEY COFFEE & TEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Building B, #439, Jinyuan Ba Lu
Jiangqiao Town, Jiading District
Shanghai, China	201812
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  011-86-15021337898

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No[  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [ ] No (Not required by smaller reporting companies).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [X ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No [  ]

As of July 28, 2011, there were 10,300,000  shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 3,000,000 shares are held by non-affiliates of the registrant.  The common stock is currently not traded.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

2

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary Statements Regarding Forward-Looking Information

2

Description Of Business

2

Item 1A. Risk Factors.

2

Item 1B.

Unresolved Staff Comments.

2

Item 2.

Properties.

2

Item 3.

Legal Proceedings.

2

Item 4.

(Removed and Reserved).

2

Part II

……………………………………………………………………………………………………………..…

2

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.  2

Item 6.

Selected Financial Data.

2

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

2

Item 8   Financial Statements And Supplementary Data.

2

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

2

Item 9A.[T] Controls And Procedures

2

Item 9B.

Other Information

2

Part III

………………………………………………………………………………………………………………

2

Item 10.

Directors, Executive Officers, And Corporate Governance

2

Item 11.

Executive Compensation

2

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

2

Item 13.

Certain Relationships And Related Transactions, And Director Independence

2

Item 14.

Principal Accountant Fees And Services

2

Part IV

………………………………………………………………………………………………………………

2

Item 15.

Exhibits And Financial Statement Schedules

2

Signatures

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

All references in this Form 10-K to the “Company,” “Berkeley,” “we,” “us,” or “our” are to Berkeley Coffee & Tea, Inc.

This report contains “forward-looking statements” that involve risk and uncertainties.  Berkeley Coffee & Tea, Inc. uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and statements   regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Plan of Operations,” and “Business” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed elsewhere in this report. All written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Description of Business

Business Development

Berkeley Coffee & Tea, Inc. was incorporated on March 27, 2009, in the state of Nevada.  Our articles of incorporation authorized the issuance of 75,000,000 shares of common stock each at a par value of $0.001.  As of the date of this Report, we have sixty three (63) shareholders and 10,300,000 shares of our common stock are issued and outstanding.

We have never declared bankruptcy or been in receivership, and have never been involved in any legal action or proceedings whatsoever.  Since becoming incorporated, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have no intention to merge with another company or to be acquired by another company, or to act as a blank check company.  We have a specific business plan and purpose.

Since our incorporation on March 27, 2009, our startup and development activities have included discussions with potential customers in the United States.  We travelled for meetings/discussions with the coffee plantation owners and farmers/exporters in Simao, Jinghong, Xishuangbanna, Mangshi and Baoshan, in Yunnan Province, China.  We have evaluated and tested the current coffee crop produced in Yunnan Province. We have compiled information on potential suppliers’ farm locations, current production, types, varieties and quality of coffee.  As of the date of this report, we have not purchased and sold any coffee from China.

How to communicate with us

Our principal executive office is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, and our corporate registered office is located at Suite 214, 1662 Highway 395 N, Minden, Nevada 89423.  Our telephone number is 011-8615021337898 and electronic mail address is sean@dts8coffee.com.

Business of Berkeley Coffee & Tea, Inc.

The Company expects to generate revenue from the sale of coffee produced in China.  We plan to sell coffee grown in China directly to coffee wholesalers, coffee brokers and coffee roasters in the United States.  As of the date of this report, we do not have any customers; nor have we purchased, and sold any coffee beans in the United States.  We do not anticipate a disproportionately significant amount of revenue will be generated from any single customer.  Accordingly, we do not expect to depend on any single customer.

Coffee Bean Suppliers

The Company plans to depend on coffee farmers in China to supply coffee from growing areas in Simao, Jinghong, Xishuangbanna, Mangshi and Baoshan, in Yunnan Province, China.  These farmers grow Catimor variety Arabica coffee.

We have developed informal relationships with coffee farmers/exporters that produce quality coffee in sufficient quantities to supply us the coffee.  We believe such relationships are mutually beneficial and may result in favorable coffee supplies, quality and costs.  We will not depend on any one farmer/exporter for the supply of all the coffee to the extent that a disruption in the supply from one farmer/exporter could not be remedied quickly and cost effectively. When we commence our operations, we plan to have formal agreements with the farmers/exporters to provide us with coffee.  As of April 30, 2011, we have not entered into any contracts or purchased any coffee from coffee farmers/exporters in Yunnan, China.

Potential Customers

The Company’s target market is the United States.  The potential customers in the United States include coffee roasters and coffee brokers.  Roasters operate roasting facilities and sell roasted coffee to third party retail coffee shops, grocery stores, hotels and restaurants, and through other food service distribution channels.  Coffee brokers purchase and sell the coffee beans to many smaller commercial and retail roasters.  As of the date of this report, we do not have any customers.

Pricing and Competition

We plan to sell Chinese grown coffee to potential customers; the coffee roasters and coffee brokers.  The roasters and brokers depend upon outside trading companies and exporters for their supply of coffee.  Roasters to maintain their coffee blends require a continuous supply of similar coffee in the future.  Accordingly, they routinely negotiate with the exporters or trading companies to purchase coffee tied to the specific New York “C” futures coffee contract market prices for future deliveries of coffee.  The New York “C” futures coffee contract trades on New York, Coffee Sugar & Cocoa Exchange.  Our plan is to sell our Chinese grown coffee, at a mutually negotiated price, to potential customers using the New York “C” futures coffee contract market prices as the “benchmark price”.  We will add a premium amount to the benchmark price for the coffee considered to be of a superior quality and deduct a discount amount from the benchmark price for coffee considered to be of an inferior quality.  The quality of the coffee is determined by testing the grades of coffee and by cup tasting for flavor.  As of the date of this report, we have not sold any coffee or entered into any contracts to sell to potential customers in the United States.

Facilities

As of the date of this report, we do not own, rent or lease any property, real or otherwise.  We operate our business from the offices of Sean Tan, our sole director, officer and a stockholder of the Company.  These offices also serve as the offices of DTS8 Coffee (Shanghai) Co., Ltd and Mr. Tan’s office. DTS8 (Coffee (Shanghai) C., Ltd. is in the business of selling roasted coffee to retailers and consumers in China.  The office is used on a month-to-month basis at no cost to the Company, except for incidental administrative expenses.  Within this office, we will have space devoted to general corporate, sales and customer services.

Customer Service

We own the website: www.berkeleycoffeetea.com, which is currently under construction.  We have not offered to sell and have not sold any coffee through our website at the date of this report.  We plan to develop the website in a manner that will offer customer support and allow customers to order coffee and check the delivery status on the website.  We plan to have information technology and marketing staff to oversee the website and provide customer support.

Employees

As of the date of this report, the Company has one employee; our sole director and officer.

Research and Development Activities

The Company has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2

PROPERTIES

The Company does not own, lease or rent any property, real or otherwise.  We operate our business from the offices of Sean Tan, our sole director, officer and a stockholder of the Company.  These premises also serve as the offices of DTS8 Coffee (Shanghai) Co. Ltd.  DTS8 Coffee (Shanghai) Co. Ltd. is in the business of selling roasted coffee to retailers and consumers in China. The office is used on a month-to-month basis at no cost to the Company, except for incidental administrative expenses.  The Company does not have any investments or interests in any real estate.  The Company also does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3

LEGAL PROCEEDINGS

Legal Proceedings

As of the date of this report, there is no litigation pending or threatened by or against the Company.  However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, would result in the expenditure by us of significant syndicated financial and managerial resources.

ITEM 4

(REMOVED AND RESERVED)

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock does not currently trade on any exchange and has not been assigned a stock symbol.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Securities authorized for issuance under equity compensation plans

As of the date of this report, the Company did not have a compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the fiscal year ended April 30, 2011, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES ELSEWHERE IN THIS ANNUAL REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS.  OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT.

Review of operations for the period March 27, 2009 (date of inception) to APRIL 30, 2011

Since inception, March 27, 2009, our operation has been restricted to development activities that has included travel to Yunnan Province, China, (the coffee growing area), meeting with coffee farmers/exporters, cup tasting and evaluation of the coffee produced, discussions with potential customers in the United States, and preparation and filing of the Registration Statement with the Securities and Exchange Commission which was declared effective January 28, 2011. On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. In April, 2011, we purchased Indonesian coffees (Mandheling and Java) to sell in Shanghai, China. We continued to evaluate 2011 coffee crops from farmers in Yunnan, China, to purchase and sell to potential customers in the United States.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations. For the year ended April 30, 2011, the Company incurred a loss of $127,220. As of April 30, 2011, the Company had accumulated deficit of $135,331, limited cash and unprofitable operations.  For the years ended April 30, 2011 and 2010, the Company sustained net losses of $127,220 and $6,011.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each.  Success of the $500,000 financing has mitigated these factors, however, any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

Provided below is selected financial data about our Company for the years ended April 30, 2011 and 2010.  Financial statements and notes thereto are included in this Report under “Financial Statements”

Balance Sheet Data:

	April 30, 2011	April 30, 2010
Cash	$344,890	$4,161
Total assets	$398,890	$14,161
Total liabilities	$12,921	$972
Stockholders’ equity	$385,969	$13,189

Liquidity and Capital Resources

As of April 30, 2011, we had $344,890 cash in the bank and accounts payable and accruals of $8,921.  Since inception, March 27, 2009, we have not generated any revenue and incurred accumulated losses of $135,331 to April 30, 2011.  Our net losses for the years ended April 30, 2011 and 2010 were $127,220 and $6,011. To date, we have financed our operations by selling 7,800,000 shares of our common stock to our sole director and officer and an investor for a cash payment of $14,200 and $7,100 paid for expenses.  Effective March 31, 2001, we completed an offering of 2,500,000 shares of common stock, under our S-1 Registration Statement, and received gross proceeds of $500,000. For the year ended April 30, 2011, we did not generate any revenue and incurred a loss of $127,220. The general and administration expenses for the year ended April 30, 2011, incurred included professional fees of $45,192, management fees $18,000, coffee consulting $57,209, office supplies $4,777 and bank charges of $2,042. The accumulated general and administration expenses incurred since inception, March 27, 2009, to April 30, 2011, was $135,331 which included $5,000 for travel, professional fees of $47,292, management fees $18,000, coffee consulting $57,209  office supplies $5,676 and bank charges of $2,154.  We do not have any long-term debts or obligations.

Plan of Operation

Since we were successful with the offering of 2,500,000 shares of common stock at $0.20 per share under our S-1 Registration Statement, and gross proceeds of $500,000 were received, this provides us with sufficient funds to fully implement our business plan.  Specifically, our plan of operation for the next 12 months requires us to:

(a)

Purchase coffee from farmers/exporters in Yunnan, China.  The coffee season in China runs from October to March.  We plan to commence purchasing coffee in mid-to- late 2011, and to continue to do so through-out the coffee season.  Thereafter, we plan to continue purchasing the limited amounts of late and early season crops.  The late and early season coffee crops are usually available till next coffee season.  During the next twelve months, we plan to purchase and sell coffee to our potential customers in the United States.  Each container load will contain approximately three hundred (300) sixty-kilogram (60 kg) bags of green bean coffee or approximately 18,000 metric tonnes.  The sale price of the coffee will be mutually negotiated with the customers using the current New York “C” coffee contract market prices as the benchmark price.  We have budgeted approximately $240,000 out of the total gross proceeds of $500,000 to be applied towards the purchasing of coffee. Any revenue we earn will be reinvested back into the Company and used for working capital.

(b)

Lease office facilities in Reno, Nevada and hire at least one employee as support staff.  We plan to lease about 500 square feet office space in Reno, Nevada, for general corporate, sales and customer service purposes and hire one employee.  Our budget for office lease cost is in the range of $700 to $1,000 per month and general and administration costs, to be in the range of $2,000 to $3,000 per month.  We anticipate incurring these lease and general and administration expenses on a monthly basis.  We have budgeted approximately $48,000 out of the total gross proceeds of $500,000 to be applied towards general and administration expenses and for our corporate head office costs in Reno, Nevada.

(c)

Commence to market and sell coffee.  We will commence delivering coffee samples to interested potential customers.  Supplying of coffee samples and visiting of potential customers will continue throughout the next 12 months.  The costs are expected to be in the range of $2,000 to $3,000 per month.  We anticipate incurring these marketing expenses on a monthly basis.  We have budgeted approximately $48,000 out of the total gross proceeds of $500,000 to be applied towards the marketing expenses

The Company does not have any off-balance sheet arrangements.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software

Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 4 to the Financial Statements included in this Annual Report.

Seasonality and Other Factors That May Affect Our Future Results

a)

We are aware there are other companies conducting similar activities, and the demand for coffee is affected by consumer taste and preferences. As a development stage company with little operating capital in a rapidly evolving and highly competitive coffee industry we will encounter financial difficulties. The coffee market is highly fragmented and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution to roaster retailers, commercial roasters, gourmet roasters and retailers and coffee brokers. We will only begin to penetrate those markets which give other competitors advantages over us based on their earlier entry into these distribution markets.  Competition in the coffee market is intense as relatively low barriers to entry encourage new competitors to enter the coffee market. The new market entrants may have substantially greater financial, marketing and operating resources than us, which may adversely affect our ability to implement our business plan.

b)

A significant portion of our anticipated revenue will be realized during China’s coffee harvest season, which is from October to March.  Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought and rain, would have an adverse effect upon the production and supply of quality coffee at a reasonable price, which, in turn would directly impact our ability to market and sell coffee in the United States. Decreased availability of quality coffee would have an adverse effect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business.

c)

We plan to purchase coffee from China.  Therefore, any economic, political and social unrest and/or instability in coffee growing regions of China may adversely impact our business operations.  It could result in a decrease in the availability of quality coffee needed for our continued operation and growth of our business.  It could also lead to an increase in our purchasing costs and increased operating costs.

d)

Coffee trades on the commodities market.  The supply and price of coffee is affected by multiple factors in the various producing countries, including: weather, political, and economic conditions.  We plan to sell our coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale.  The benchmark (beginning) price will be directly tied to the then current prevailing price of New York “C” futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange.  If the cost of coffee increases, we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry.  If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly.

e)

Our business strategy is centered on a single product; coffee produced in China.  If the demand for coffee decreases, our business could suffer.  If we fail to continue developing and maintaining the quality of the coffee we sell or allow the quality to diminish, our operations, revenue and profitability could be adversely affected.

f)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $135,331 as of April 31, 2011. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

g)

We may need additional capital. We require substantial working capital to fund our business.  If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of our stockholders.  If we borrow money, we will have to pay interest and may also have to agree to restrictions on our operating flexibility.  The borrowing of additional monies may put a strain on the Company’s cash flow and ability to develop and or expand its products and business.  There are no guarantees that we will be able to obtain additional financing or that if such financing is available that it will be on terms satisfactory to the Company.  See “Management’s Discussion and Analysis of Financial Condition and Operations".

h)

Our Chief Executive lacks coffee sales experience and may have difficulty selling the Chinese grown coffee to potential customers in the United States. Our ability to implement the sales and marketing strategies are partially dependent on our Chief Executive’s ability to increase awareness and recognition of Chinese grown coffee in the United States. We may fail to implement our sales and marketing strategies or we may use our resources on sales and marketing strategies that ultimately prove to be unsuccessful.  Consequently, our revenue and operating results may be adversely affected.

i)

Our management is engaged in other activities, including being a Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., a coffee roaster and wholesaler based in Shanghai, China, that could divert his time away from our business operations and could conflict with our business interests, harming our ability to market and sell coffee.  If our officer and director is unable to devote sufficient time to our business operations, our ability to operate at a profit could be harmed. Our officer and director may have difficulty in allocating time, services and functions between the other business ventures in which he may be or become involved.  Specifically, Sean Tan has been our President, Chief Executive Officer and Treasurer and our sole director since our inception.  Sean Tan is a self-employed businessman and does not dedicate his entire business hours to our operations.  However, the potential for conflicts of interest will still exist between the Company and Sean Tan for future business opportunities. As such, our business may be impaired and we may have to curtail and cease our operation and the investors may lose their entire investment.

j)

Sean Tan is the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., which roasts and sells roasted coffee.  While DTS8 Coffee (Shanghai) Co. Ltd. is not in the business of selling raw green coffee beans, as is the business of the Company, there may be potential for conflicts or competition for the purchase of raw green coffee beans.  If a conflict of interest or competition for the purchase of the raw green coffee beans arises and is not resolved in favor of the Company, the Company may lose potential business. Failure to establish alternative suppliers for sources of raw green coffee beans could result in a failure to implement the Company’s business plan.

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

a)

As of the date of this report, our sole officer and director owns approximately 71% of our outstanding shares of common stock, this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors.  Investors will know that matters requiring stockholders’ consent will likely be decided by our officer and director.  Our officer and director can control matters requiring approval by our stockholders’, including the election of directors.  Moreover, if our officer and director elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

b)

There is no public trading market and an active public market may not develop for our common stock.  Consequently, there is no central place, such as a stock exchange or electronic trading system, to resell your shares.  You may not be able to find purchasers for your shares of our common stock.  If you cannot resell your shares then you may not be able to recoup your investment.

c)

There is no public market for our common stock. There can be no assurance that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained.  Therefore, purchasers of our common stock should have long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities.  There has not been a market for our common stock.  We cannot predict the extent to which a trading market will develop or how liquid a market might become.

d)

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51A)) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share.  The Company will be considered a penny stock under said Act.  A purchase of a penny stock is an extremely high risk stock purchase that could result in the entire loss of an individual’s investment.  Since the Company stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock.  This could severely limit the ability to create a market for shares of the Company’s stock and make it difficult for an investor to liquidate his or her shares.

e)

There is no guarantee that a Broker/Dealer will file a 15c2-11 on behalf of the Company.  There is no assurance that our common stock will be cleared to trade on the over-the-counter Bulletin Board. We plan on having a market maker file a Form 15c2-11 with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC-Bulletin Board. To date, this has not been done and the FINRA has not cleared our common stock to be quoted on the OTC-Bulletin Board and there is no assurance that our common stock will ever be quoted on the OTC-Bulletin Board. Broker-dealers who sell penny stock to certain types of investors are required to comply with the Security and Exchange Commission’s regulations concerning the transfer of penny stock.  If an exemption is not available, these regulations require broker-dealers to: make a suitability determination prior to selling penny stock to the purchaser; receive the purchaser’s written consent to the transaction; and, provide certain written disclosures to the purchaser.  These rules may affect the ability of broker-dealers to make a market in, or trade the Company shares.  In turn, this may make it very difficult for investors to resell those shares in the public market.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BERKELEY COFFEE & TEA, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

AS OF APRIL 30 2011

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Balance Sheets as of April 30 2011, and April 30, 2010

Statements of Operations for the years ended April 30, 2010 and 2011 and the period from inception (March 27, 2009) to April 30 , 2011

Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception (March 27, 2009) to April 30, 2011

Statements of Cash Flows for the years April 30, 2011 and 2010 and the period from inception (March 27, 2009) to April 30, 2011

Notes to the Financial Statements

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Berkeley Coffee & Tea, Inc.

We have audited the accompanying balance sheets of Berkeley Coffee & Tea, Inc. as of April 30, 2011 and 2010, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended April 30, 2011 and 2010, and the period March 27, 2009 (inception) to April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Coffee & Tea, Inc. as of April 30, 2011 and 2010, and the results of its operations, and its cash flows for the year ended April 30, 2011 and 2010, the period March 27, 2009 (inception) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
July 29, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2011	April 30, 2010
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$344,890	$4,161
Inventory	54,000
Subscription receivable	-	10,000
TOTAL CURRENT ASSETS	398,890	14,161

TOTAL ASSETS	$398,890	$14,161

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y

CURRENT LIABILITIES
Accounts payables and accruals	$8,921	$972
Share offering subscription	4,000	-

TOTAL CURRENT LIABILITIES	12,921	972

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 10,300, 000 shares and 7,800,000 shares issued and outstanding respectively.	10,300	7,800
Additional paid-in capital	511,000	13,500
Accumulated deficit	(135,331)	(8,111)
TOTAL STOCKHOLDERS' EQUITY	385,969	13,189

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,890	$14,161

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended April 30, 2011	Year Ended April 30, 2010	For the Period From Inception (March 27, 2009) to April 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	127,220	6,011	135,331
TOTAL OPERATING EXPENSES	127,220	6,011	135,331

LOSS FROM OPERATIONS	(127,220)	(6,011)	(135,331)
LOSS BEFORE INCOME TAXES	(127,220)	(6,011)	(135,331)
INCOME TAX BENEFIT	-	-	-
NET LOSS	$(127,220)	$(6,011)	$(135,331)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	0.00

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	8,005,479	7,300,000

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance as of March 27, 2009 (Inception)	-	$-	$-	$-	$-
Stock issued for expenses at $0.001 per share	2,100,000	2,100	-	-	2,100
Net loss from Inception to April 30, 2009	-	-	-	(2,100)	(2,100)

Balance as of April 30, 2009	2,100,000	2,100	-	(2,100)	-
Stock issued for cash at $0.001 per share	4,200,000	4,200	-	-	4,200
Stock issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Stock issued for expenses at $0.01 per share	500,000	500	4,500	-	5,000
Net loss for the year ended April 30, 2010	-	-	-	(6,011)	(6,011)

Balance as of April 30, 2010	7,800,000	7,800	13,500	(8,111)	13,189
Stock issued for cash at $0.20 per share	2,500,000	2,500	497,500	-	500,000
Net loss for year ended April 30, 2011	-	-	-	(127,220)	(127,220)

Balance as of April 30, 2011	10,300,000	$10,300	$511,000	$(135,331)	$385,969

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2011	Year Ended April 30, 2010	For the Period From Inception (March 27, 2009) to April 30, 2011

Net loss	$(127,220)	$(6,011)	$(135,331)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:	-	-	-
Expenses paid by issuance of shares	-	5,000	7,100
Increase/(decrease) in:
Accounts payables	7,949	972	8,921
Inventory	(54,000)		(54,000)
Share offering subscription	4,000	-	4,000

Net cash provided by (used in) operating activities	169,271	(39)	(169,310)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-
	-	-	-
Cash flows from financing activities:
Collection of stock subscription receivable	10,000	-	-
Proceeds from issuance of common stock	500,000	4,200	514,200
Net cash provided by financing activities	510,000	4,200	514,200
Net increase (decrease) in cash	340,729	4,161	344,890
Cash, beginning of period	4,161	-	-
Cash, end of period	$344,890	$4,161	$344,890
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Berkeley Coffee & Tea, Inc. (hereinafter "Company" “We” “Our” or "Berkeley Coffee”) was incorporated in the State of Nevada on March 27, 2009.  The Company is in the development stage and plans to market and sell coffee produced in China into the United States.

The Company is a development stage company as defined in ASC 915 “Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced. The Company filed a S-1 Registration statement with Securities and Exchange Commission which was declared effective January 28, 2011.  On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each.

NOTE 2 – BASIS OF PRESENTATION

The foregoing audited annual financial statements have been prepared in accordance with generally accepted accounting principles for annual financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, the audited financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material losses from operations. At April 30, 2011, the Company had an accumulated deficit of $135,331, in addition to limited cash, zero revenue and unprofitable operations. For the periods ended April 30, 2011 and April 30, 2010, the Company sustained net losses of $127,220 and $6,011. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each.  Success of the $500,000 financing has mitigated these factors, however, any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2011, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted ASC 220, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no other comprehensive income for the period ended April 30, 2011.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at April 30, 2011, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

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

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of coffee beans. The Company had $54,000 of green bean coffee in inventory on April 30, 2011.

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

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by ASC 740 to allow recognition of such an asset.

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

Share offering Subscription

Share offering proceeds received by the Company from subscribers pursuant to the prospectus offering of 2,500,000 shares of the common stock at $0.20 per share are recorded as a current liability till the offering is closed and subscribed shares issued to the investors.  The Company completed and closed the offering on March 31, 2011 after it received gross proceeds of $500,000. The balance of $4,000 represents over subscription to be returned to the subscriber.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant

The Company has reviewed all the recent accounting pronouncements up through No. 2011-07 and these updates have no current applicability to the Company or their effect on the financial statements and the Company’s current accounting and reporting.

NOTE 4 – INVENTORY

Inventories consist of the following:

	April 30, 2011	April 30, 2010
Green beans	$54,000	$- Nil

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception, the Company’s sole officer and director purchased 7,300,000 shares of common stock for $2,100 payment of Company expenses and $14,200 cash payment to the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Refer to Note 3 above – “Going Concern Uncertainty”

NOTE 7 - COMMON STOCK

At April 30, 2011, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 10,300,000 common shares were issued and outstanding.

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

e)

On March 31, 2011, the Company issued 2,500,000 common shares at $0.20 per share for cash proceeds of $500,000.

NOTE 8 - CONTRACTS AND AGREEMENTS

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s sole officer and director to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party.  The Company shall make monthly management fee payments of six thousand dollars ($6,000) to Mr. Tan, in arrears, on the last day of each month.

NOTE 9 – INCOME TAXES

At April 30, 2011, the Company had deferred tax assets principally arising from net operating loss carrforwards for income tax purposes. The Company calculates its deferred tax assets using the Federal tax rate of 34%. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable losses over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

At April 30, 2011 and 2010, the Company had net operating loss carryforwards of approximately $ 135,220 and $8,111 for federal income tax purposes, respectively. The net operating loss carryforwards are available to be utilized against future taxable income for years through fiscal 2029, subject to the Tax Reform Act of 1986 which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined by the Internal Revenue Code. Federal net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

 NOTE 10 – CONCENTRATION RISK

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

NOTE 11 – SUBSEQUENT EVENTS

On May 15, 2011, the Company sold $54,000, in stock, Indonesian coffees (Mandheling and Java), purchased in April 2011, to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. Sean Tan is also the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., a Shanghai, China based coffee roaster and wholesaler. The Company and DTS8 Coffee (Shanghai) Co. Ltd. in the normal course of operations entered into the transaction which is considered to be a related party transaction. The coffee sale was in the normal course of operations of the Company, and was measured at the exchange amount, which is the fair market value amount of consideration established and agreed to by both parties.

The Company has evaluated the subsequent events from the balance sheet date through the date the financial statements were issued, and determined that no other significant events have occurred.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this report, the Company did not have any disagreements with its current independent registered public accounting firm.  During the Company's first fiscal year and up to the present time, the principal independent accountant for the Company has neither resigned (nor declined to stand for reelection) nor been dismissed.  The independent accountant for the Company is Child, Van Wagoner & Bradshaw, PLLC.  This firm was engaged on July 5, 2010.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, or persons acting as such, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2011, was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

Not applicable.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each individual who was a director or executive officer of the Company as of April 30, 2011, together with all positions and offices of the Company held by each, the term of office and the period during which each has served.  All directors of our company hold office for one year or until their successors are elected or appointed at the next annual meeting of the shareholders. The officers of our company are appointed by our board of directors and hold office for a period of one year, or until their resignation or removal from office.  The names, ages and positions of our directors and executive officers as of April 30, 2011, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Sean Tan	45	President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Sole Director	March 27, 2009 (inception)	One year

The following is a brief account of the education and business experience during the past five years of the director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sean Tan, Director, Chief Executive Officer, President, Secretary and Chief Financial Officer

As the President, Chief Executive Officer, Chief Financial Officer and Secretary, Mr. Tan is responsible for the general direction of our business development including day-to-day management of the business affairs.

Mr. Sean Tan graduated with a Bachelor’s degree in Economics and Political Science from Northern Illinois University in May 1987, and a Master’s degree in Public Administration from Pennsylvania State University in December 1988.  Mr. Tan has completed an Investment Funds in Canada program in 2002 and a Branch Compliance Officer’s Course in 2004 with the Institute of Canadian Bankers.  Mr. Tan is also a graduate of the Canadian Accredited Insurance Brokers program in 2006 with the Insurance Brokers Association and the Life Insurance courses in 2002 and 2003, respectively, with the Insurance Council of British Columbia.

Since 1989, Mr. Tan has worked as a financial consultant and advisor.  In 1989, Mr. Tan was an Account Officer with the Southern Bank in Malaysia and from 1990 to 1992 was a financial consultant with KPMG in Malaysia.  He worked at the Royal Bank of Canada from 1993 to 1994, and from 1994 to 1998, Mr. Tan was employed at the Business Development Bank of Canada as an Account Manager handling commercial loans for small businesses as well as knowledge-based industries.  From 1998 to 2002, Mr. Tan was employed with Banca Commerciale Italiana as an Account Manager for Private and Corporate Banking.  Since 2002, Mr. Tan has been in the insurance business as an independent licensed insurance agent and a registered mutual funds sales consultant. Sean became a director and President of Growers Direct Coffee, Inc. in November 2008.  Since February 2008, Mr. Tan has been the Chief Executive Officer of DTS8 Holdings Co., Ltd. and DTS8 Coffee (Shanghai) Co., Ltd., companies in the coffee roasting and wholesale business in Shanghai, China.  Mr. Tan has a wide range of experience in management and finance.

Significant Employee(s)

As of April 30, 2011, the Company does not have any employee who is expected to make a significant contribution to the business of the Company.

Family Relationships

There are no family relationships, except certain family members who may become shareholders by purchasing the shares of common stock of Berkeley Coffee & Tea, Inc.

Involvement in Certain Legal Proceedings

No director or officer has filed any bankruptcy petition.

Mr. Tan became a director and President of Growers Direct Coffee, Inc. in November 2008 and in January 2009, Growers Direct Coffee, Inc. filed for Chapter 7 Bankruptcy in Las Vegas, Nevada under the Federal Bankruptcy Code of the United States.  Growers Direct Coffee Company, Inc., since 2004, was involved in the sale of coffee and owned and operated a coffee roaster, Uncommon Grounds Inc., in San Francisco, California.  Mr. Tan was not the founder of Growers Direct Coffee Company, Inc.  Mr. Tan’s involvement followed several changes in the management of Growers Direct Coffee Company, Inc.  However, due to the recession it became impossible to obtain the necessary funding to restructure the debts of Growers Direct Coffee Company, Inc.  Due to limited availability of funding and existing recessionary conditions in the United States, Growers Direct did not have sufficient funding to continue its operations prior to Mr. Tan’s appointment as President.  Mr. Tan’s primary role after being appointed President in November 2008 was to prepare the company for bankruptcy protection.

No director or officer has been convicted in a criminal proceeding.

No director or officer has been the subject of any order, judgment, or decree permanently or temporarily enjoining him from, or otherwise limiting, them from acting as a futures commission, merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, or any other person regulated by the Commodity Futures Trading Commission, or an associated person of such, or as an investment adviser, underwriter, broker or dealer in securities or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.  No director or officer has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

No director or officer has been convicted of violating a federal or state securities or commodities law.

No director or officer has been subject or a party to any sanction or order of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent.

Code of Ethics

Effective March 30, 2010, the Company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) and our Company's Chief Financial Officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President and Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our Company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws.  Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President or Chief Financial Officer.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President or Chief Financial Officer, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an Exhibit to the Company’s S-1 registration statement.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to: Berkeley Coffee & Tea, Inc., Suite 214, 1662 Highway 395 N, Minden, Nevada 89423.  Our telephone number is 011-86-15021337898, and electronic mail address is sean@dts8coffee.com

Employment Agreements

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s sole officer and director to serve as the President and Chief Executive Officer of the Company. Mr. Tan will perform such duties customarily performed by the Chief Executive Officer and President and such other duties as reasonably requested by the Chairman or the Board of Directors of the Company. These duties will include, but not be limited to, signing SEC filings and certifications required by the Sarbanes-Oxley Act. It is understood that Mr. Tan has other business interests and responsibilities but that he does not anticipate any significant time conflicts. Mr. Tan will not accept any significant new engagements and will devote the time and attention necessary to fulfill these duties to the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party.  The Company shall make monthly management fee payments of six thousand dollars ($6,000) to Tan, in arrears, on the last day of each month.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Board of Directors

We do not have an independent director. Our Directors are reimbursed, however, for expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Corporate Governance

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of April 30, 2011 all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided the Company with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' compensation for the years ended April 30, 2011 and 2010.  We do not currently have any benefits, such as health or life insurance, available to our employees.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sean Tan President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Sole Director	2011 & 2010	$18,000 $0	0 0	0 0	0 0	0 0	0 0	0 0	$18,000 0

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director.

Director Compensation

The members of the Company’s Board of Directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.

Stock Option Grants

As of the date of this report, the Company has not granted any stock options.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2011, with respect to the beneficial ownership of the common shares of the Company by (1) each director, (2) each executive officer, (3) each significant employee, (4) the directors and officers of the Company as a group, (5) and each person known by the Company to own beneficially more than five percent (5%) of the common shares the Company's common stock as of April 30, 2011.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 10,300,000 outstanding shares of our common stock as of April 30, 2011.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage of Class
Common shares	Sean Tan, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Sole Director (1)	7,300,000	70.9%
	Officers and Directors as a Group	7,300,000	70.9%

(1)

Sean Tan,  Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Transactions with related persons

The Company’s sole officer and director purchased 2,100,000 shares of our common stock on March 29, 2009, at a price of $0.001 per share for payment of $2,100 for the Company’s incorporation and legal expenses.  On February 1, 2010, Mr. Tan purchased 4,200,000 shares of our common stock at a price of $0.001 per share for a cash payment of $4,200 and on March 25, 2010, Mr. Tan purchased 1,000,000 shares of our common stock at a price of $0.10 per share for a cash payment of $10,000.  As of the date of this report, Mr. Tan has purchased a total of 7,300,000 shares of our common stock for total cash payments of $14,200 and payments made on behalf of the Company for incorporation and legal fees totaling $2,100.

On May 15, 2011, the Company sold $54,000, in stock, Indonesian coffees (Mandheling and Java), purchased in April 2011, to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. Sean Tan is also the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., a Shanghai, China based coffee roaster and wholesaler. The Company and DTS8 Coffee (Shanghai) Co. Ltd. in the normal course of operations entered into the transaction which is considered to be a related party transaction. The coffee sale was in the normal course of operations of the Company, and was measured at the exchange amount, which is the fair market value amount of consideration established and agreed to by both parties.

As of the date of this report, the Company and DTS8 Coffee (Shanghai) Co. Ltd. did engage in any other transactions that may be considered to be related party transactions.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended April 30, 2011 and 2010, is set forth in the table below:

Fee Category	Fiscal year ended April 30, 2011	Fiscal year ended April 30, 2010

Audit fees (1)	$7,124	$-
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$7,124	$-

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on August 17, 2010, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-168911), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 2011

BERKELEY COFFEE & TEA, INC.

By  /s/ Sean Tan

Name:

Sean Tan

Title:

President, CEO, CFO, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sean Tan	President, CEO, CFO, Secretary, Principal Accounting Officer	August 3, 2011
Sean Tan