Form 10-Q
period 2011-06-30
BERKELEY COFFEE & TEA, INC.
filed 2011-09-19
CIK 1499361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 333-168911

BERKELEY COFFEE & TEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building B, #439, Jinyuan Ba Lu, Jiangqiao Town
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

Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [x]     No [ ] (Not Required)

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

There were 10,300,000 shares outstanding of common stock of the registrant at August 31, 2011.

BERKELEY COFFEE & TEA, INC.

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1 Financial Statements

3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3 Quantitative and Qualitative Disclosures About Market Risk

15

Item 4 Controls and Procedures

16

PART II - OTHER INFORMATION

16

Item 1 Legal Proceedings

16

Item 1A Risk Factors

16

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3 Defaults Upon Senior Securities

18

Item 4 (Removed and Reserved)

18

Item 5 Other Information

19

Item 6 Exhibits

19

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

BERKELEY COFFEE & TEA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

AS OF JULY  31, 2011

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Unaudited Balance Sheets as of July 31, 2011 and April 30, 2011

Unaudited Statements of Operations for the three months ended July 31, 2011 and 2010 and the period of inception (March 27, 2009) to July 31, 2011

Unaudited Statement of Changes in Stockholders’ Equity for the period of inception (March 27, 2009) to July 31, 2011

Unaudited Statements of Cash Flows for the three months ended July 31, 2011 and 2010 and the period of inception (March 27, 2009) to July 31, 2011

Notes to the unaudited Financial Statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	July 31, 2011	April 30, 2011
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$252,677	$344,890
Receivables, related party	64,800	-
Inventory	-	54,000
Prepaid expenses	22,500	-

TOTAL CURRENT ASSETS	339,977	398,890

Equipment , net	2,922	-

TOTAL ASSETS	$342,899	$398,890

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Accounts payables and accruals	$6,232	$8,921
Share offering subscription	24,000	4,000

TOTAL CURRENT LIABILITIES	30,232	12,921

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 10,300, 000 shares and 10,300,000 shares issued and outstanding respectively.	10,300	10,300
Additional paid-in capital	511,000	511,000
Accumulated deficit	(208,633)	(135,331)
TOTAL STOCKHOLDERS' EQUITY	312,667	385,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,899	$398,890

See accompanying notes to the financial statements

 BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	For the Period From Inception (March 27, 2009) to July 31, 2011

REVENUE
Sales	$64,800	$-	$64,800
Cost of goods sold	54,000	-	54,000

Gross profit	10,800	-	10,800

OPERATING EXPENSES
General and administrative	84,102	6,998	219,433
TOTAL OPERATING EXPENSES	84,102	6,998	219,433

LOSS FROM OPERATIONS	(73,302)	-	(208,633)
LOSS BEFORE INCOME TAXES	-	-	-
INCOME TAX BENEFIT	-	-	-
NET LOSS	$(73,302)	$(6,998)	$(208,633)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,300,000	7,800,000

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance as of March 27, 2009 (Inception)	-	$-	$-	$-	$-
Stock issued for expenses at $0.001 per share	2,100,000	2,100	-	-	2,100
Net loss from Inception to April 30, 2009	-	-	-	(2,100)	(2,100)
Balance as of April 30, 2009	2,100,000	2,100	-	(2,100)	-

Stock issued for cash at $0.001 per share	4,200,000	4,200	-	-	4,200
Stock issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Stock issued for expenses at $0.01 per share	500,000	500	4,500	-	5,000
Net loss for year ended April 30, 2010	-	-	-	(6,011)	(6,011)
Balance as of April 30, 2010	7,800,000	7,800	13,500	(8,111)	13,189

Stock issued for cash at $0.20 per share	2,500,000	2,500	497,500	-	500,000
Net loss for year ended April 30, 2011	-	-	-	(127,220)	(127,220)

Balance as of April 30, 2011	10,300,000	10,300	511,000	(135,331)	385,969

Net loss for three months ended July 31, 2011	-	-	-	(73,302)	(73,302)
Balance as of July 31, 2011	10,300,000	$10,300	$511,000	$(208,633)	$312,667

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	For the Period From Inception (March 27, 2009) to July 31, 2011

Net loss	$(73,302)	$(6,998)	$(208,633)
Non-cash items not involving cash:
Amortization and depreciation	100	-	100
Expenses paid by issuance of shares	-	-	7,100
Changes in other assets and liabilities:
Accounts payables increase/ (decrease)	(2,689)	2,578	6,232
Deposits	-	(2,609)	-
Inventory (increase)/ decrease	54,000		-
Receivables (increase)/ decrease	(64,800)		(64,800)
Prepaid expenses (increase)/ decrease	(22,500)		(22,500)
Share offering subscription increase/(decrease)	20,000	-	24,000

Net cash used in operating activities	(89,191)	(7,029)	(258,501)

Cash flows from investing activities:
Purchase of equipment	(3,022)	-	(3,022)

Net cash used in investing activities	(3,022)	-	(3,022)
	-	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	10,000	514,200
Net cash provided by financing activities	-	10,000	514,200

Net increase (decrease) in cash	(92,213)	2,971	252,677
Cash, beginning of period	344,890	4,161	-
Cash, end of period	$252,677	$7,132	$252,677
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Berkeley Coffee & Tea, Inc. (hereinafter "Company" “We” “Our” or "Berkeley Coffee”) was incorporated in the State of Nevada on March 27, 2009.  The Company is in the development stage and has commenced limited marketing and sale of coffee. The Company’s plan is to be a marketer and distributor of coffee produced in China to potential customers in the United  States, Canada and Europe.

The Company is a development stage company as defined in ASC 915 “Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have commenced. The Company filed a S-1 Registration statement with the Securities and Exchange Commission which was declared effective January 28, 2011.  On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. The funds raised enables the Company to implement its business plan as contained in the S-1 registration statement.

NOTE 2 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2011. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature necessary for a fair statement of the results for the interim period presented.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At July 31, 2011, the Company had an accumulated deficit of $208,633, in addition to limited cash, limited  revenue and unprofitable operations. For the periods ended July 31, 2011 and July 2010, the Company sustained net losses of $73,302 and $6,998 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each.  Success of the $500,000 financing has mitigated these factors, however, any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

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

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2011, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted ASC 220, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no other comprehensive income for the period ended July 31, 2011.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at July 31, 2011, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

Derivative Instruments

The Financial Accounting Standards Board issued ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "ASC 815"). The statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

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

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of coffee beans. The Company had no green bean coffee in inventory on July 31, 2011.

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

The Company's financial instruments consist of cash, receivables, accounts payable and share offering subscription. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Organization and Start-up Cost

All costs and expenses for the start-up activities, including organization costs, are expensed as incurred.

Offering Expenses

Offering expenses represent costs associated with the preparation and filing of a Registration Statement under an S-1 offering to sell 2,500,000 shares of the Company’s common stock at a price of $0.20 per share for gross proceeds of $500,000. Such costs primarily consist of professional fees and consulting services. The offering expenses were charged to expenses as incurred.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended July 31, 2011 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at July 31, 2011 and April 30, 2011 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable.

Share offering Subscription

Share offering proceeds received by the Company from subscribers pursuant to the prospectus offering of 2,500,000 shares of the common stock at $0.20 per share are recorded as a current liability until the offering is closed and subscribed shares are issued to the investors.  The Company completed and closed the offering on March 31, 2011 after it received gross proceeds of $500,000. The balance of $24,000 represents over subscriptions to be returned to the subscribers.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	July 31, 2011	April 30, 2011

Office equipment	3,022	-
Less accumulated amortization	(100)	-
	$2,922	$-

Depreciation expense was $100 and nil in each of the periods ended July 31, 2011 and July 31, 2010 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since inception, the Company’s sole officer and director purchased 7,300,000 shares of common stock for $2,100 payment of Company expenses and $14,200 cash payment to the Company.

The Company sold $54,000 in stock of Indonesian (Mandheling and Java) coffee, to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. Sean Tan is also the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., a Shanghai, China, based coffee roaster and wholesaler. The Company and DTS8 Coffee (Shanghai) Co. Ltd. in the normal course of operations entered into the transaction which is considered to be a related party transaction. The coffee sale was in the normal course of operations of the Company, and was measured at the exchange amount, which is the fair market value amount of consideration established and agreed to by both parties.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Refer to Note 3 above – “Going Concern Uncertainty”

NOTE 7 - COMMON STOCK

At July 31, 2011, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 10,300,000 common shares were issued and outstanding.

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

On May 1, 2011, the Company entered into an agreement with Li Hui Juan, to serve as Manager of the Company in China.  Li Hui Juan’s engagement commenced on May 1, 2011, and will end on April 30, 2012, unless terminated by the Company only upon ten days prior written notice. The Company has made an advance payment of thirty thousand dollars ($30,000) for twelve (12) months of service. The Company expensed $7,500 for the three months to July 31 2011, and the balance of $22,500 is recorded as prepaid expenses.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All references in this Form 10-Q to the “Company,” “Berkeley,” “we,” “us,” or “our” are to Berkeley Coffee & Tea, Inc.

This report contains “forward-looking statements” that involve risk and uncertainties.  Berkeley Coffee & Tea, Inc. uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Plan of Operations,” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed elsewhere in this report. All written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

THE FOLLOWING PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES ELSEWHERE IN THIS QUARTELY REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS.  OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "PLAN OF OPERATIONS” AND ELSEWHERE IN THIS QUARTELY REPORT.

Review of operations for the period March 27, 2009 (date of inception) to July 31, 2011

Since inception, March 27, 2009, our operation has been restricted to development activities that has included travel to Yunnan Province, China, (the coffee growing area), meeting with coffee farmers/exporters, cup tasting and evaluation of the coffee produced, discussions with potential customers in the United States, and preparation and filing of the Registration Statement with the Securities and Exchange Commission which was declared effective January 28, 2011. On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. We purchased Indonesian (Mandheling and Java) coffee and sold to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. We continue to evaluate 2011 coffee crops from farmers in Yunnan, China, to purchase and sell to potential customers in the United States.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations. For the three months ended July 31, 2011, the Company incurred a loss of $73,302. As of July 31, 2011, the Company had an accumulated deficit of $208,633, limited cash, limited revenue and unprofitable operations.  For the three months ended July 31, 2011 and 2010, the Company sustained net losses of $73,302 and $6,998.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each.  Success of the $500,000 financing has mitigated these factors, however, any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

Provided below is selected financial data about our Company as of  July 31, 2011, and April 30, 2011. The financial statements and notes thereto are included in this Report under “Financial Statements”.

Balance Sheet Data:

	April 30, 2011	April 30, 2011
Cash	$252,677	$344,890
Total assets	$342,899	$398,890
Total liabilities	$30,232	$12,921
Stockholders’ equity	$312,667	$385,969

Liquidity and Capital Resources

As of July 31, 2011, we had $252,677 cash in the bank, $64,800 in receivables, prepaid expenses of $22,500, accounts payable and accruals of $6,232, and subscription payable of $24,000.  Since inception, March 27, 2009, we have generated limited revenue and incurred accumulated losses of $208,633 to July 31, 2011.  Our net losses for the three months ended July 31, 2011and 2010, were $73,302 and $6,998. To date, we have financed our operations by selling 7,800,000 shares of our common stock to our sole director and officer and an investor for a cash payment of $14,200 and $7,100 paid for expenses.  Effective March 31, 2001, we completed an offering of 2,500,000 shares of common stock, under our S-1 Registration Statement, and received gross proceeds of $500,000.  For the three months ended July 31, 2011, we generated $64,800 in revenue, with cost of goods sold at $54,000 and $10,800 in gross profits and incurred a net loss of $73,302. The general and administration expenses for the three months ended July 31, 2011, was $84,102 which included professional fees of $15,331, management fees of $25,500, coffee consulting of $29,120, and office supplies & expenses of $14,151. The accumulated general and administration expenses incurred since inception, March 27, 2009, to July 31, 2011, was $219,433 which included $5,000 for travel, professional fees of $62,623, management fees of $43,500, coffee consulting of $86,329, and office supplies of $21,981.  We do not have any long-term debts or obligations.

Plan of Operation

We were successful with the offering of 2,500,000 shares of common stock at $0.20 per share under our S-1 Registration Statement, and received gross proceeds of $500,000.  This provided the Company with sufficient funds to implement its business plan.  Specifically, our plan of operation for the next 12 months requires us to:

Purchase coffee from farmers/exporters in Yunnan, China.  The coffee season in China runs from October to March.  We plan to commence purchasing coffee in late 2011, and to continue to do so through-out the coffee season.  Thereafter, we plan to continue purchasing the limited amounts of late and early season crops.  The late and early season coffee crops are usually available until the next coffee season.  During the next twelve months, we plan to purchase and sell coffee to our potential customers in the United States.  Each container load will contain approximately three hundred (300) sixty-kilogram (60 kg) bags of green bean coffee or approximately 18,000 metric tonnes.  The sale price of the coffee will be mutually negotiated with the customers using the current New York “C” coffee contract market prices as the benchmark price.  Any revenue we earn will be reinvested back into the Company and used for working capital.

Lease office facilities in Reno, Nevada and hire at least one employee as support staff.  We anticipate in January 2012, leasing about 500 square feet of office space in Reno, Nevada, for general corporate, sales and customer service purposes and hiring one employee.

Commence to market and sell coffee.  We have commenced marketing the coffee grown in Yunnan, China. We have commenced delivering coffee samples to interested potential customers in the United States.  Supplying of coffee samples and visiting of potential customers will continue throughout the next 12 months.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July  31, 2011. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

b)

A significant portion of our anticipated revenue will be realized during China’s coffee harvest season, which is from October to March.  Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions, such as a prolonged period of drought and rain, would have an adverse effect upon the production and supply of quality coffee at a reasonable price, which, in turn would directly impact our ability to market and sell coffee in the United States. Decreased availability of quality coffee would have an adverse effect on our purchasing costs, revenue and profitability, and would jeopardize our ability to grow our business.

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

d)

Coffee trades on the commodities market. The supply and price of coffee is affected by multiple factors in the various producing countries, including: weather, political and economic conditions.  We plan to sell our coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale.  The benchmark (beginning) price will be directly tied to the then current prevailing price of New York “C” futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange.  If the cost of coffee increases, we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry.  If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly.

e)

Our business strategy is centered on a single product; coffee produced in China.  If the demand for coffee decreases, our business could suffer.  If we fail to continue developing and maintaining the quality of the coffee we sell or allow the quality to diminish, our operations, revenue and profitability could be adversely affected.

f)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $208,633 as of July 31, 2011. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

a)

As of the date of this report, our sole officer and director owns approximately 71% of our outstanding shares of common stock, this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors.  Investors will know that matters requiring stockholders’ consent will likely be decided by our officer and director.  Our officer and director can control matters requiring approval by our stockholders, including the election of directors.  Moreover, if our officer and director elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

b)

There has not been a market for our common stock.  We cannot predict the extent to which a trading market will develop or how liquid a market might become.

c)

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

d)

There is no guarantee that a Broker/Dealer will file a 15c2-11 on behalf of the Company. There is no assurance that our common stock will be cleared to trade on the over-the-counter Bulletin Board. We plan on having a market maker file a Form 15c2-11 with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC-Bulletin Board. To date, FINRA has not cleared our common stock to be quoted on the OTC-Bulletin Board and there is no assurance that our common stock will ever be quoted on the OTC-Bulletin Board. Broker-dealers who sell penny stock to certain types of investors are required to comply with the Security and Exchange Commission’s regulations concerning the transfer of penny stock.  If an exemption is not available, these regulations require broker-dealers to: make a suitability determination prior to selling penny stock to the purchaser; receive the purchaser’s written consent to the transaction; and, provide certain written disclosures to the purchaser.  These rules may affect the ability of broker-dealers to make a market in, or trade the Company shares.  In turn, this may make it very difficult for investors to resell those shares in the public market.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

For the period to July 31, 2011, the Company did not have any sale or issuance of unregistered equity securities.

Stock Repurchase

The Company does not have any stock repurchase plan.

Item 3 Defaults Upon Senior Securities

– None –

Item 4 (Removed and Reserved)

Item 5 Other Information

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6 Exhibits

Exhibit Number	Description	Location
3.1	Articles of Incorporation	Previously filed
3.2	Bylaws	Previously filed
14.	Code of Conduct	Previously filed
31	Section 302 Certification	Included
32	Section 906 Certification	Included
101	XBRL Exhibits	Included

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
Date: September 15, 2011