Form 10-Q
period 2011-10-31
BERKELEY COFFEE & TEA, INC.
filed 2011-12-09
CIK 1499361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

There were 11,133,333 shares outstanding of common stock of the registrant at October 31, 2011.

BERKELEY COFFEE & TEA, INC.

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1 Financial Statements

3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3 Quantitative and Qualitative Disclosures About Market Risk

17

Item 4 Controls and Procedures

17

PART II - OTHER INFORMATION

18

Item 1 Legal Proceedings

18

Item 1A Risk Factors

18

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3 Defaults Upon Senior Securities

20

Item 4 (Removed and Reserved)

20

Item 5 Other Information

20

Item 6 Exhibits

20

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

BERKELEY COFFEE & TEA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2011

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Unaudited Balance Sheets as of October 31, 2011 and April 30, 2011

Unaudited Statements of Operations for the three and six months ended October 31, 2011 and 2010 and the period of inception (March 27, 2009) to October 31, 2011

Unaudited Statement of Changes in Stockholders’ Equity for the period of inception (March 27, 2009) to October 31, 2011

Unaudited Statements of Cash Flows for the six months ended October 31, 2011 and 2010 and the period of inception (March 27, 2009) to October 31, 2011

Notes to the unaudited Financial Statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	October 31, 2011	April 30, 2011
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$156,134	$344,890
Receivables, related party	64,800	-
Inventory	-	54,000
Prepaid expenses	155,000	-

TOTAL CURRENT ASSETS	375,934	398,890

Equipment , net	2,771	-

TOTAL ASSETS	$378,705	$398,890

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Accounts payables and accruals	$8,935	$8,921
Share offering subscription	-	4,000

TOTAL CURRENT LIABILITIES	8,935	12,921

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 11,133,333 shares and 10,300,000 shares issued and outstanding respectively.	11,133	10,300
Additional paid-in capital	670,167	511,000
Accumulated deficit	(311,530)	(135,331)
TOTAL STOCKHOLDERS' EQUITY	369,770	385,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$378,705	$398,890

See accompanying notes to the financial statements

 BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010	For the Period From Inception (March 27, 2009) to October 31, 2011

REVENUE
Sales	$-	$-	$64,800	$-	$64,800
Cost of goods sold	-	-	54,000	-	54,000
	-	-	10,800	-	10,800
OPERATING EXPENSES
General and administrative	102,897	9,144	186,999	16,142	322,330
TOTAL OPERATING EXPENSES	102,897	9,144	186,999	16,142	322,330

LOSS FROM OPERATIONS	(102,897)	(9,144)	(176,199)	(16,142)	(311,530)
LOSS BEFORE INCOME TAXES	(102,897)	(9,144)	(176,199)	(16,142)	(311,530)
INCOME TAX BENEFIT	-	-	-	-	-
NET LOSS	$(102,897)	$(9,144)	$(176,199)	$(16,142)	$(311,530)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	10,519,928	7,800,000	10,409,964	7,800,000

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance as of March 27, 2009 (Inception)	-	$-	$-	$-	$-
Stock issued for expenses at $0.001 per share	2,100,000	2,100	-	-	2,100
Net loss from Inception to April 30, 2009	-	-	-	(2,100)	(2,100)
Balance as of April 30, 2009	2,100,000	2,100	-	(2,100)	-

Stock issued for cash at $0.001 per share	4,200,000	4,200	-	-	4,200
Stock issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Stock issued for expenses at $0.01 per share	500,000	500	4,500	-	5,000
Net loss for year ended April 30, 2010	-	-	-	(6,011)	(6,011)
Balance as of April 30, 2010	7,800,000	7,800	13,500	(8,111)	13,189

Stock issued for cash at $0.20 per share	2,500,000	2,500	497,500	-	500,000
Net loss for year ended April 30, 2011	-	-	-	(127,220)	(127,220)

Balance as of April 30, 2011	10,300,000	10,300	511,000	(135,331)	385,969

Stock issued for prepaid expense at $0.20 per share	700,000	700	139,300	-	140,000
Stock issued for cash at $0.15 per share	133,333	133	19,867	-	20,000
Net loss for six months ended October 31, 2011	-	-	-	(176,199)	(176,199)
Balance as of October 31, 2011	11,133,333	$11,133	$670,167	$(311,530)	$369,770

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010	For the Period From Inception (March 27, 2009) to October 31, 2011

Cash flow from operating activities:
Net loss	$(176,199)	$(16,142)	$(311,530)
Non-cash items not involving cash:
Amortization and depreciation	251	-	251
Shares issued for expenses and services	-	-	7,100
Changes in other assets and liabilities:
Accounts payables increase/ (decrease)	14	3,053	8,935
Inventory (increase)/ decrease	54,000		-
Receivables (increase)/ decrease	(64,800)		(64,800)
Prepaid expenses (increase)/ decrease	(15,000)		(15,000)
Share offering subscription increase/(decrease)	(4,000)	-	-

Net cash used in operating activities	(205,734)	(13,089)	(375,044)

Cash flows from investing activities:
Purchase of equipment	(3,022)	-	(3,022)

Net cash used in investing activities	(3,022)	-	(3,022)
	-	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	10,000	534,200
Net cash provided by financing activities	20,000	10,000	534,200

Net increase (decrease) in cash	(188,756)	(3,089)	156,134
Cash, beginning of period	344,890	4,161	-
Cash, end of period	$156,134	$1,072	$156,134
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for prepaid expenses	$140,000	-	$140,000

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2011

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

The Company is a development stage company as defined in ASC 915 “Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have commenced. The Company filed an S-1 Registration statement with the Securities and Exchange Commission which was declared effective January 28, 2011. On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. The funds raised were applied to implement the Company’s business plan as contained in the S-1 registration statement.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At October 31, 2011, the Company had an accumulated deficit of $311,530, in addition to limited cash, limited revenue and unprofitable operations. For the periods ended October 31, 2011 and October 2010, the Company sustained net losses of $176,199 and $16,142 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each and an additional $20,000 from sale of 133,333 shares at $0.15 each. Success of the $520,000 financing has mitigated these factors however any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2011, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted ASC 220, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no other comprehensive income for the period ended October 31, 2011.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at October 31, 2011, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

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

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of coffee beans. The Company had no green bean coffee in inventory on October 31, 2011.

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

The Company's financial instruments consist of cash, receivables, accounts payable and prepaid expense. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended October 31, 2011 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at October 31, 2011, and April

30, 2011 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable.

Share offering Subscription

Share offering proceeds received by the Company from subscribers pursuant to the prospectus offering of 2,500,000 shares of the common stock at $0.20 per share are recorded as a current liability untill the offering is closed and subscribed shares are issued to the investors.  The Company completed and closed the offering on March 31, 2011 after it received gross proceeds of $500,000.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has reviewed all the recent accounting pronouncements up through No. 2011-09 and these updates have no current applicability to the Company or their effect on the financial statements and the Company’s current accounting and reporting.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	October 31, 2011	April 30, 2011

Office equipment	3,022	-
Less accumulated amortization	(251)	-
	$2,771	$-

Depreciation expense was $251 and nil in each of the periods ended October 31, 2011 and October 31, 2010 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Since inception, the Company’s sole officer and director purchased 7,300,000 shares of common stock for $2,100 payment of Company expenses and $14,200 cash payment to the Company.

The Company sold $54,000 in stock of Indonesian (Mandheling and Java) coffee, to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. Sean Tan is also the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., a Shanghai, China, based coffee roaster and wholesaler. The Company and DTS8 Coffee (Shanghai) Co. Ltd. in the normal course of operations entered into the transaction which is considered to be a related party transaction. The coffee sale was in the normal course of operations of the Company, and was measured at the exchange amount, which is the fair market value amount of consideration established and agreed to by both parties.  As of October 31, 2011, $64,800 is recorded as Receivable from related party.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Refer to Note 3 above – “Going Concern Uncertainty”

NOTE 8 - COMMON STOCK

At October 31, 2011, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 11,133,333 common shares were issued and outstanding.

a.

March 2009, the Company issued 2,100,000 common shares at $0.001 per share for $2,100 of Company expenses paid.

b.

February 2010, the Company issued 4,200,000 common shares at $0.001 per share for cash proceeds of $4,200.

c.

March 2010, the Company issued 500,000 common shares at $0.001 per share for $5,000 of Company expenses paid.

d.

March 2010, the Company issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The $10,000 was received on June 22, 2010.

e.

March 2011, the Company issued 2,500,000 common shares at $0.20 per share for cash proceeds of $500,000. \

f.

October 2011, the Company issued 700,000 common shares at $0.20 per share as a payment of $50,000 for legal services and $90,000 for coffee consulting services. As of October 31, 2011, $140,000 is considered as a prepayment for services to be rendered in the future.

g.

In October 2011, the Company issued 133,333 shares at $0.15 per share for cash proceeds of $20,000.

NOTE 9 - CONTRACTS AND AGREEMENTS

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

On May 1, 2011, the Company entered into an agreement with Li Hui Juan, to serve as Manager of the Company in China.  Li Hui Juan’s engagement commenced on May 1, 2011, and will end on April 30, 2012, unless terminated by the Company only upon ten days prior written notice. The Company has made an advance payment of thirty thousand dollars ($30,000) for twelve (12) months of service. The Company expensed $7,500 for the three months to October 31, 2011, and the balance of $15,000 is recorded as prepaid expenses.

On October 4, 2011, the Company entered into an agreement with the Company’s attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. The engagement will end on April 30, 2012. The total fees and retainer deposits under this agreement was $50,000 to October 31, 2011. The balance of $50,000 is considered a prepayment for future legal services.

On October 4, 2011, the Company entered into an agreement with a coffee consultant to provide coffee quality related consulting services. The services were valued at $90,000 in exchange for 450,000 shares of the Company’s common stock.

The engagement will end on April 30, 2012. Consulting fees charged to expenses to October 31, 2011 was nil and the balance of $90,000 is considered a prepayment for future services.

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

Review of operations for the period March 27, 2009 (date of inception) to October 31, 2011

Since inception, March 27, 2009, our operation has been restricted to development activities that has included travel to Yunnan Province, China, (the coffee growing area), meeting with coffee farmers/exporters, cup tasting and evaluation of the coffee produced, discussions with potential customers in the United States, and preparation and filing of the Registration Statement with the Securities and Exchange Commission which was declared effective January 28, 2011. On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. We purchased Indonesian (Mandheling and Java) coffee and sold to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. During the period we evaluated 2011 coffee crops from farmers in Yunnan, China, to purchase and carried out a marketing and   promotion to large roasters and retailers to sample the coffees. We plan to sell the coffee to the potential customers in the United States.

Effective September 30, 2011, the Company was assigned the symbol “BKCT” to trade the common stock on the OTC Bulletin Board.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations. For the six months ended October 31, 2011, the Company incurred a loss of $176,199. As of October 31, 2011, the Company had an accumulated deficit of $311,530, limited cash, limited revenue and unprofitable operations.  For the three months ended October 31, 2011 and 2010, the Company sustained net losses of $102,897 and $9,144. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each and additional $20,000 from sale of 133,333 shares at $0.15 each. The $520,000 financing has mitigated these factors, however, any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

Provided below is selected financial data about our Company as of  October 31, 2011, and April 30, 2011. The financial statements and notes thereto are included in this Report under “Financial Statements”.

Balance Sheet Data:

	October 31, 2011	April 30, 2011
Cash	$156,134	$344,890
Total assets	$378,705	$398,890
Total liabilities	$8,935	$12,921
Stockholders’ equity	$369,770	$385,969

Liquidity and Capital Resources

As of October 31, 2011, we had $156,134 cash in the bank, $64,800 in receivables, prepaid expenses of $155,000, accounts payable and accruals of $8,935. Since inception, March 27, 2009, we have generated limited revenue and incurred accumulated losses of $311,530 to October 31, 2011.  Our net losses for the six months ended October 31, 2011 and 2010, were $176,199 and $16,142. Effective March 31, 2011, we completed an offering of 2,500,000 shares of common stock, under our S-1 Registration Statement, and received gross proceeds of $500,000. In October 2011, we issued 133,333 Restricted Rule 144 shares of common stock for a total cash payment of $20,000 to an accredited investor. The $20,000 raised was allocated to the working capital. For the three months ended October 31, 2011, we generated zero in revenue, and incurred a net loss of $102,897. For the six months ended October 31, 2011, we generated $64,800 in revenue, with cost of goods sold at $54,000 and $10,800 in gross profits and incurred a net loss of $176,199. The general and administration expenses for the six months ended October 31, 2011, was $186,999 which included professional fees $33,150, management fees $36,000, consulting $72,000, and office supplies & expenses $45,849. The accumulated general and administration expenses incurred since inception, March 27, 2009, to October 31, 2011, was $322,330 which included $13,600 for travel, professional fees $80,442, management fees $69,050, coffee consulting $129,209, and office supplies $30,029.  We do not have any long-term debts or obligations.

In October 2011, we filed a Registration Statement on Form S-8 and registered 700,000 common shares to our attorney and coffee consultant for an aggregate consideration of $140,000 as payment for the future services in lieu of cash. The fair value of these shares was estimated at $140,000. During the six months ended October 31, 2011, the fair market value of the services charged to expenses was nil and $140,000 was considered a prepayment for legal and coffee consulting services to be rendered.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being October  31, 2011. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Item 1A Risk Factors

Seasonality and Other Factors That May Affect Our Future Results

a)

We are aware there are other companies conducting similar activities, and the demand for coffee is affected by consumer taste and preferences. As a development stage company with little operating capital in a rapidly evolving and highly competitive coffee industry, we will encounter financial difficulties. The coffee market is highly fragmented and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution to roaster retailers, commercial roasters, gourmet roasters and retailers and coffee brokers. We will only begin to penetrate those markets which give other competitors advantages over us based on their earlier entry into these distribution markets. Competition in the coffee market is intense, as relatively low barriers to entry encourage new competitors to enter the coffee market. The new market entrants may have substantially greater financial, marketing and operating resources than us, which may adversely affect our ability to implement our business plan.

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

f)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $135,331 at April 30, 2011 and $311,530 as of October 31, 2011. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

a)

As of the date of this report, our sole officer and director owns approximately 66% of our outstanding shares of common stock, this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors.  Investors will know that matters requiring stockholders’ consent will likely be decided by our officer and director.  Our officer and director can control matters requiring approval by our stockholders, including the election of directors.  Moreover, if our officer and director elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In October 2011, we issued 133,333 Restricted Rule 144 shares of common stock for a total cash payment of $20,000 to one  (1) accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 (“Act”) and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were  issued in a private transaction without the use of general solicitation or advertising to only one investor who we believe are capable of evaluating the merits and risks of an investment in our common stock.

In October 2011, we filed a Registration Statement on Form S-8 and registered 700,000 common shares to our attorney and  coffee consultant for an aggregate consideration of $140,000 as payment for the future services in lieu of cash.  The fair value of these shares was estimated at $140,000. During the six months ended October 31, 2011, the fair market value of the services charged to expenses was nil and $140,000 was considered a prepayment for legal and coffee consulting services to be rendered.

Stock Repurchase

The Company does not have any stock repurchase plan.

Item 3 Defaults Upon Senior Securities

– None –

Item 4 (Removed and Reserved)

Item 5 Other Information

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6 Exhibits

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Ethics	Previously Filed
31	Section 302 Certification	Included
32	Section 96 Certification	Included
101	XBRL Exhibits	Included

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

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
Date: December 7, 2011