Form 10-Q
period 2012-01-31
BERKELEY COFFEE & TEA, INC.
filed 2012-03-16
CIK 1499361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

There were 11,133,333 shares outstanding of common stock of the registrant at March 15, 2012.

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

18

Item 1A Risk Factors

18

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3 Defaults Upon Senior Securities

20

Item 4 Mine Safety Disclosures

21

Item 5 Other Information

21

Item 6 Exhibits

21

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

BERKELEY COFFEE & TEA, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Unaudited Balance Sheets as of January 31, 2012 and April 30, 2011

Unaudited Statements of Operations for the three and nine months ended January 31, 2012 and 2011 and the period of inception (March 27, 2009) to January 31, 2012

Unaudited Statement of Changes in Stockholders’ Equity for the period of inception (March 27, 2009) to January 31, 2012

Unaudited Statements of Cash Flows for the nine months ended January 31, 2012 and 2011 and the period of inception (March 27, 2009) to January 31, 2012

Notes to the unaudited Financial Statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	January 31, 2012	April 30, 2011
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$56,129	$344,890
Receivables, related party	64,800	-
Inventory	-	54,000
Prepaid expenses	91,161	-

TOTAL CURRENT ASSETS	212,090	398,890

Equipment , net	2,620	-

TOTAL ASSETS	$214,710	$398,890

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Accounts payable and accruals	$4,647	$8,921
Share offering subscription	-	4,000

TOTAL CURRENT LIABILITIES	4,647	12,921

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized,
$0.001 par value; 11,133,333 shares and 10,300,000 shares issued and outstanding respectively.	11,133	10,300
Additional paid-in capital	670,167	511,000
Accumulated deficit	(471,237)	(135,331)
TOTAL STOCKHOLDERS' EQUITY	210,063	385,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,710	$398,890

See accompanying notes to the financial statements

 BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011	For the Period From Inception (March 27, 2009) to January 31, 2012

REVENUE
Sales	$-	$-	$64,800	$-	$64,800
Cost of goods sold	-	-	54,000	-	54,000
	-	-	10,800	-	10,800
OPERATING EXPENSES
General and administrative	159,707	40,187	346,706	56,329	482,037
TOTAL OPERATING EXPENSES	159,707	40,187	346,706	56,329	482,037

LOSS FROM OPERATIONS	(159,707)	(40,187)	(335,906)	(56,329)	(471,237)
LOSS BEFORE INCOME TAXES	(159,707)	(40,187)	(335,906)	(56,329)	(471,237)
INCOME TAX BENEFIT	-	-	-	-	-
NET LOSS	$(159,707)	$(40,187)	$(335,906)	$(56,329)	$(471,237)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	11,133,333	7,800,000	10,948,148	7,800,000

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance as of March 27, 2009 (Inception)	-	$-	$-	$-	$-
Stock issued for expenses at $0.001 per share	2,100,000	2,100	-	-	2,100
Net loss from Inception to April 30, 2009	-	-	-	(2,100)	(2,100)
Balance as of April 30, 2009	2,100,000	2,100	-	(2,100)	-

Stock issued for cash at $0.001 per share	4,200,000	4,200	-	-	4,200
Stock issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Stock issued for expenses at $0.01 per share	500,000	500	4,500	-	5,000
Net loss for year ended April 30, 2010	-	-	-	(6,011)	(6,011)
Balance as of April 30, 2010	7,800,000	7,800	13,500	(8,111)	13,189

Stock issued for cash at $0.20 per share	2,500,000	2,500	497,500	-	500,000
Net loss for year ended April 30, 2011	-	-	-	(127,220)	(127,220)

Balance as of April 30, 2011	10,300,000	10,300	511,000	(135,331)	385,969

Stock issued for prepaid expense at $0.20 per share	700,000	700	139,300	-	140,000
Stock issued for cash at $0.15 per share	133,333	133	19,867	-	20,000
Net loss for nine months ended January 31, 2012	-	-	-	(335,906)	(335,906)
Balance as of January 31, 2012	11,133,333	$11,133	$670,167	$(471,237)	$210,063

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011	For the Period From Inception (March 27, 2009) to January 31, 2012

Cash flow from operating activities:
Net loss	$(335,906)	$(56,329)	$(471,237)
Non-cash items not involving cash:
Amortization and depreciation	403	-	403
Shares issued for expenses and services	56,339	-	63,439
Changes in other assets and liabilities:
Accounts payables increase/ (decrease)	(4,274)	42,823	4,647
Inventory (increase)/ decrease	54,000		-
Receivables (increase)/ decrease	(64,800)		(64,800)
Prepaid expenses (increase)/ decrease	(7,500)		(7,500)
Share offering subscription increase/(decrease)	(4,000)	83,000	-

Net cash used in operating activities	(305,738)	69,494	(475,048)

Cash flows from investing activities:
Purchase of equipment	(3,023)	-	(3,023)

Net cash used in investing activities	(3,023)	-	(3,023)
	-	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	10,000	534,200
Net cash provided by financing activities	-	10,000	534,200

Net increase (decrease) in cash	(288,761)	79,494	56,129
Cash, beginning of period	344,890	4,161	-
Cash, end of period	$56,129	$83,655	$56,129
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for prepaid expenses	$140,000	-	$140,000

See accompanying notes to the financial statements

BERKELEY COFFEE & TEA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

January 31, 2012

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

The Company is a development stage company as defined in ASC 915 “Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have commenced. The Company filed an S-1 Registration statement with the Securities and Exchange Commission which was declared effective January 28, 2011. On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. In October 2011, the Company sold an additional 133,333 shares at $0.15 each for gross proceeds of $20,000. The funds raised were applied to implement the Company’s business plan as contained in the S-1 registration statement.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At January 31, 2012, the Company had an accumulated deficit of $471,237, in addition to limited cash, limited revenue and unprofitable operations. For the periods ended January 31, 2012 and January 31, 2011, the Company sustained net losses of $335,906 and $56,329 respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each and an additional $20,000 from sale of 133,333 shares at $0.15 each. Success of the $520,000 financing has mitigated these factors however any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2012, cash and cash equivalents consist of cash only.

Comprehensive Income

The Company has adopted ASC 220, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. The Company had no other comprehensive income for the period ended January 31, 2012.

Concentration of Credit Risk

The Company maintains the majority of its cash in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at January 31, 2012, the Company's cash balance did exceed Federal Deposit Insurance Corporation (FDIC) limits.

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

Inventory

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. Inventories principally consist of coffee beans. The Company had no green bean coffee in inventory on January 31, 2012.

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

Receivables

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period ended January 31, 2012 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at January 31, 2012, and April 30, 2011 there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of January 31, 2012, the accounts receivable of $64,800 is recorded as receivable from related party. Please refer to Note 6 below – “Related Party Transactions.”

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable.

Share offering Subscription

Share offering proceeds received by the Company from subscribers pursuant to the prospectus offering of 2,500,000 shares of the common stock at $0.20 per share are recorded as a current liability until the offering is closed and subscribed shares are issued to the investors.  The Company completed and closed the offering on March 31, 2011, after it received gross proceeds of $500,000. In October 2011, the Company sold an additional 133,333 shares at $0.15 each for gross proceeds of $20,000.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has reviewed all the recent accounting pronouncements up through No. 2011-12 and these updates have no current applicability to the Company or their effect on the financial statements and the Company’s current accounting and reporting would not have been significant.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	January 31, 2012	April 30, 2011

Office equipment	3,023	-
Less accumulated amortization	(403)	-
	$2,620	$-

Depreciation expense was $403 and nil in each of the periods ended January 31, 2012 and January 31, 2011, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Since inception, the Company’s sole officer and director purchased 7,300,000 shares of common stock for $2,100 payment of Company expenses and $14,200 cash payment to the Company.

The Company sold $54,000 in stock of Indonesian (Mandheling and Java) coffee, to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. Sean Tan is also the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., a Shanghai, China, based coffee roaster and wholesaler. The Company and DTS8 Coffee (Shanghai) Co. Ltd. in the normal course of operations entered into the transaction which is considered to be a related party transaction. The coffee sale was in the normal course of operations of the Company, and was measured at the exchange amount, which is the fair market value amount of consideration established and agreed to by both parties.  As of January 31, 2012, $64,800 is recorded as receivable from related party and $10,800 has been recorded as a gross profit from this sale.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Refer to Note 3 above – “Going Concern Uncertainty”

NOTE 8 - COMMON STOCK

At January 31, 2012, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 11,133,333 common shares were issued and outstanding.

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

On May 1, 2011, the Company entered into an agreement with Li Hui Juan, to serve as Manager of the Company in China.  Li Hui Juan’s engagement commenced on May 1, 2011, and will end on April 30, 2012, unless terminated by the Company only upon ten days prior written notice. The Company has made an advance payment of thirty thousand dollars ($30,000) for twelve (12) months of service. The Company expensed $22,500 for the nine months to January 31, 2012, and the balance of $7,500 is recorded as prepaid expenses.

On October 4, 2011, the Company entered into an agreement with the Company’s attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. The engagement will end on April 30, 2012. The Company expensed $11,339 in legal fees to January 31, 2012, and the balance of $38,661 is considered a prepayment for future legal services.

On October 4, 2011, the Company entered into an agreement with a coffee consultant to provide coffee quality related consulting services. The services were valued at $90,000 in exchange for 450,000 shares of the Company’s common stock. The engagement will end on April 30, 2012. Consulting fees charged to expenses to January 31, 2012 was $45,000 and the balance of $45,000 is considered a prepayment for future services.

The Company has an arrangement with a consultant to provide on a month to month basis services generally consisting of accounting, planning and in matters in connection with coffee procurement and sales. Consulting fees charged to expenses to January 31, 2012, was $82,880.

On December 16, 2011, the Company entered into an agreement with AMF Services Ltd to provide consulting services to obtain listing on the Berlin Stock Exchange. The Company paid $20,000 for the consulting services.

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

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to a Purchase and Sale Agreement (the “Agreement”) dated January 31, 2012, the Company has agreed to acquire one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. a corporation  organized and existing under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China from the sole shareholder Sean Tan (“Seller”) by issuing four million dollars ($4,000,000) of bonds payable in favor of the Seller. The bonds shall be payable at the end of sixty (60) calendar months from the closing date or earlier on a mutually agreed date. The bonds payable shall bear an interest rate of three percent (3%) per annum. Interest on the bonds shall be calculated, accrued and paid annually. The acquisition shall be completed no later than April 30, 2012, or earlier pending receipt of audited financial statements of DTS8 Holdings Co., Ltd.

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

Review of operations for the period March 27, 2009 (date of inception) to January 31, 2012

Since inception, March 27, 2009, our operation has been restricted to development activities that has included travel to Yunnan Province, China, (the coffee growing area), meeting with coffee farmers/exporters, cup tasting and evaluation of the coffee produced, discussions with potential customers in the United States, and preparation and filing of the Registration Statement with the Securities and Exchange Commission which was declared effective January 28, 2011. On March 31, 2011, the Company completed the equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each. In October 2011, the Company sold an additional 133,333 shares at $0.15 each for gross proceeds of $20,000. We purchased Indonesian (Mandheling and Java) coffee and sold it to DTS8 Coffee (Shanghai) Co. Ltd. for $64,800. During the period we evaluated 2011/2012 coffee crops from farmers in Yunnan, China, to purchase and carried out a marketing and promotion to large roasters and retailers to sample the coffees. We plan to sell the coffee to the potential customers in the United States.

Effective September 30, 2011, the Company was assigned the symbol “BKCT” to trade the common stock on the OTC Bulletin Board.

On January 31, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to acquire one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (a parent corporation of DTS8 Coffee (Shanghai) Co., Ltd.) organized and existing under the laws of Hong Kong (and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China) from our Chief Executive Officer, Sean Tan (“Seller”) by issuance of  four million dollars ($4,000,000) of Bonds payable in favor of the Seller. The Bonds shall be payable at the end of sixty (60) calendar months from the closing date or earlier on a mutually agreed date. The Bonds payable shall have an interest rate per annum equal to three percent (3%). Interest shall be calculated, accrued and paid annually. The acquisition shall be completed no later than April 30, 2012, or earlier pending receipt of audited financial statements of DTS8 Holdings Co., Ltd. The Company conducted an independent third party valuation of DTS8 Holdings Co. Ltd, and DTS8 Coffee (Shanghai) Co. Ltd., for the purposes of this transaction.

The acquisition of DTS8 Holdings Co. Ltd. enables the Company immediate access into the Chinese domestic coffee market. The acquisition assists in creating a horizontally integrated coffee company in Shanghai, China and with operations in two different geographic markets; the United States and China. While the Company will continue to markets raw green coffee beans from Yunnan, China into United States, DTS8 will continue to operate a roasting and wholesale coffee business in Shanghai, China. The acquisition provides the Company with diversification as it enters into a new revenue stream of roasted coffees in Shanghai, China, compared to raw green coffee beans only. Additionally, it provides the Company an entry into the Shanghai, China roasted coffee market. The acquisition also provides Company with two well trained coffee professionals in Shanghai, China.

There are material relationships by and among the parties to the Agreement. Sean Tan owns one hundred percent (100%) of  the issued and outstanding capital stock of DTS8 Holdings Co. Ltd, and is the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd., which roasts and sells roasted coffee in Shanghai, China. Sean Tan is also the President and Chief Executive Officer of Berkeley Coffee & Tea, Inc. and owns, as of the date of this report, approximately 31.44% of the Company’s outstanding shares of common stock. At closing, the acquisition of DTS8 Holdings Co. Ltd will be accounted for as combination of entities under common control and recorded at its historical cost. The Bond payable of $4,000,000 will be recorded as a reduction of the retained earnings.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations. For the nine months ended January 31, 2012, the Company incurred a loss of $335,906. As of January 31, 2012, the Company had an accumulated deficit of $471,237, limited cash, limited revenue and unprofitable operations.  For the three months ended January 31, 2012 and 2011, the Company sustained net losses of $159,707 and $40,187. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management raised equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each and additional $20,000 from sale of 133,333 shares at $0.15 each. The $520,000 financing has mitigated these factors, however, any failure to generate revenue will raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to implement the marketing and sales strategy is partially dependent on its ability to increase awareness and recognition of Yunnan, China grown green bean coffee in the United States. However, if the resources on marketing and sales strategy ultimately prove unsuccessful, Company’s revenue and operating results may be adversely affected. In addition, to fund the ongoing operations, the Company may be forced to find alternate sources of financing, which at this time cannot be assured. If the Company is unsuccessful in securing such financing on acceptable terms, its potential as a going concern could be affected.

Provided below is selected financial data about our Company as of  January 31, 2012, and April 30, 2011. The financial statements and notes thereto are included in this Report under “Financial Statements”.

Balance Sheet Data:

	January 31, 2012	April 30, 2011
Cash	$56,129	$344,890

Total assets	$214,710	$398,890
Total liabilities	$4,647	$12,921
Stockholders’ equity	$210,063	$385,969

Liquidity and Capital Resources

As of January 31, 2012, we had $56,129 cash in the bank, $64,800 in receivables from related party, prepaid expenses of $91,161, accounts payable and accruals of $4,647. Since inception, March 27, 2009, we have generated limited revenue and incurred accumulated losses of $471,237 to January 31,2012.  Our net losses for the nine months ended January 31, 2012 and 2011, were $335,906 and $56,329. Effective March 31, 2011, we completed an offering of 2,500,000 shares of common stock, under our S-1 Registration Statement, and received gross proceeds of $500,000. In October 2011, we issued 133,333 Restricted Rule 144 shares of common stock for a total cash payment of $20,000 to an accredited investor. The $20,000 raised was allocated to the working capital. For the three months ended January 31, 2012, we generated zero in revenue, and incurred a net loss of $159,707. For the nine months ended January 31, 2012, we generated $64,800 in revenue from a related party, with cost of goods sold at $54,000 and $10,800 in gross profits and incurred a net loss of $335,906. The general and administration expenses for the nine months ended January 31, 2012, was $346,706 which included professional fees of $56,958, management fees of $76,500, consulting of $169,880, and office supplies and expenses of $43,368. The accumulated general and administration expenses incurred since inception, March 27, 2009, to January 31, 2012, was $482,037 which included $13,600 for travel, professional fees of $104,250, management fees of $94,550, consulting of $227,089, and office supplies of $42,548.  We do not have any long-term debts or obligations.

In October 2011, we filed a Registration Statement on Form S-8 and registered 700,000 common shares to our attorney and coffee consultant for an aggregate consideration of $140,000 as payment for the future services in lieu of cash. The fair value of these shares was estimated at $140,000. During the nine months ended January 31, 2012, the fair market value of the services charged to expenses was $56,339 and $83,661 was considered a prepayment for legal and coffee consulting services to be rendered.

Plan of Operation

During the next 12 months of our operation, our plan is to purchase coffee from farmers/exporters in Yunnan, China. The coffee season in China runs from October to March.  We plan to commence purchasing coffee in middle 2012, and to continue to do so through-out the coffee season.  Thereafter, we plan to continue purchasing the limited amounts of late and early season crops.  The late and early season coffee crops are usually available until the next coffee season.  During the next twelve months, we plan to purchase and sell coffee to our potential customers in the United States. Each container load will contain approximately three hundred (300) sixty-kilogram (60 kg) bags of green bean coffee or approximately 18,000 metric tonnes.  The sale price of the coffee will be mutually negotiated with the customers using the current New York “C” coffee contract market prices as the benchmark price. Any revenue we earn will be reinvested back into the Company and used for working capital. We continually evaluate the Yunnan farmers’ coffees and are seeking coffees that would be suitable for our potential customers in the United States. We have commenced marketing the coffee grown in Yunnan, China and have commenced delivering coffee samples to interested potential customers in the United States. Supplying of coffee samples and visiting of potential customers will continue throughout the next 12 months.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being January 31, 2012. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

As of the date of this report, there is no litigation pending or threatened by or against the Company.  However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, would result in the expenditure by us of significant financial and managerial resources.

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

f)

Our ability to continue with our business plan is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $135,331 at April 30, 2011. The losses have increased to $471,237 as of January 31, 2012. There are no assurances that we may be successful in generating any additional revenue. To fund the ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

a)

As of the date of this report, our sole officer and director owns approximately 31.44% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors.  Investors should know that matters requiring stockholders’ consent will likely be effectively decided by our officer and director. .  Moreover, if our officer and director elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

b)

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Berkeley Coffee & Tea, Inc. or our common stock.

c)

Berkeley Coffee & Tea, Inc.’s common stock (OTC BB: BKCT) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.30 and $0.50 per share over the past six months, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock.”  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them as there has not been a market for our common stock.  We cannot predict the extent to which a trading market will develop or how liquid a market might become.

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

In October 2011, we filed a Registration Statement on Form S-8 and registered 700,000 common shares to our attorney and coffee consultant for an aggregate consideration of $140,000 as payment for the future services in lieu of cash. The fair value of these shares was estimated at $140,000. During the nine months ended January 31, 2012, the fair market value of the services charged to expenses was $56,339 and $83,661 was considered a prepayment for legal and coffee consulting services to be rendered.

Stock Repurchase

The Company does not have any stock repurchase plan.

Item 3 Defaults Upon Senior Securities

– None –

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6 Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation	Previously filed
3.2	Bylaws	Previously filed
14.1	Code of Conduct	Previously filed
31	Section 302 Certification of	Included
32	Section 906 Certification of	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Extension Calculation	Included
101.DEF*	XBRL Taxonomy Extension Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

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
Date: March 15, 2012