Form 10-K
period 2012-04-30
BERKELEY COFFEE & TEA, INC.
filed 2012-08-08
CIK 1499361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-54493

BERKELEY COFFEE & TEA, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Building B, #439, Jinyuan Ba Lu
Jiangqiao Town, Jiading District
Shanghai, China	201812
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  011-86-15021337898

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No[  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]    No [X]

As of April 30, 2012, there were 11,133,333 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 7,633,333 shares are held by non-affiliates of the registrant.  The common stock began trading under symbol “BKCT” on OTCBB on September 30, 2011.  Since that time, no significant trading market has developed.

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

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary Statements Regarding Forward-Looking Information

4

Item 1 Description Of Business

4

Item 1A. Risk Factors.

8

Item 1B.

Unresolved Staff Comments.

8

Item 2.

Properties.

8

Item 3.

Legal Proceedings.

9

Item 4.

Mine Safety Disclosures .

9

Part II

9

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

9

Item 6.

Selected Financial Data.

10

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

10

Item 8   Financial Statements And Supplementary Data.

15

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

37

Item 9A.[T] Controls And Procedures

37

Item 9B.

Other Information

38

Part III

39

Item 10.

Directors, Executive Officers, And Corporate Governance

39

Item 11.

Executive Compensation

42

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholder Matters

44

Item 13.

Certain Relationships And Related Transactions, And Director Independence

45

Item 14.

Principal Accountant Fees And Services

46

Part IV

47

Item 15.

Exhibits And Financial Statement Schedules

47

Signatures

48

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

All references in this Form 10-K to the “Company,” “Berkeley,” “we,” “us,” or “our” are to Berkeley Coffee & Tea, Inc. and its 100% owned subsidiary DTS8 Holdings Co. Ltd. (“DTS8 Holdings”) which owns 100% of DTS8 Coffee (Shanghai) Co. Ltd. (“DTS8 Coffee”).

This report contains “forward-looking statements” that involve risk and uncertainties.  Berkeley Coffee & Tea, Inc. uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Plan of Operations,” and “Business” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements.  These statements are based on current beliefs, expectations and assumptions of the Company.  Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation.  Most of these factors are difficult to predict accurately and are generally beyond the control of Berkeley Coffee & Tea, Inc.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report on Form 10-K.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Description of Business

Business Development

Berkeley Coffee & Tea, Inc. was incorporated on March 27, 2009, in the state of Nevada. Our articles of incorporation authorized the issuance of 75,000,000 shares of common stock each at a par value of $0.001.  As of the date of this Report, we have seventy eight (78) shareholders and 11,133,333 shares of our common stock are issued and outstanding.

On April 30, 2012, we acquired one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. a corporation organized and existing under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China from the sole shareholder, Sean Tan, by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date.  The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned one hundred percent (100%) of issued and outstanding capital stock of DTS8 Holdings Co. Ltd, and was the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd. Sean Tan was and remains the President and Chief Executive Officer of Berkeley Coffee & Tea, Inc. and owns, as of the date of this report, approximately 31.44% of Berkeley’s outstanding shares of common stock.

The acquisition provides Berkeley with diversification as it enters into a new revenue stream of roasted coffees in Shanghai, China, compared to raw green coffee beans only.  Berkeley also gains immediate access into the domestic Chinese coffee market.  It creates a horizontally integrated coffee company in Shanghai, China with operations in two different geographic markets: the United States and China.

Upon acquisition, DTS8 Holdings Co. Ltd became a wholly owned subsidiary of Berkeley. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification.

Berkeley continues to source, market and distribute raw green coffee beans from Yunnan, China, into the United States. Since inception, we have devoted our resources meetings/discussions with the coffee plantation owners and farmers/exporters in Simao, Jinghong, Xishuangbanna, Mangshi and Baoshan, in Yunnan Province, China, and evaluated current coffee crop produced in Yunnan Province.  However, as of the date of this Report, we have not purchased or sold any coffee from China.

We have never declared bankruptcy or been in receivership.

How to communicate with us

Our principal executive office is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, and our corporate registered office is located at Suite 214, 1662 Highway 395 N, Minden, Nevada 89423. Our telephone number is 011-8615021337898 and electronic mail address is sean@dts8coffee.com.

Business of Berkeley Coffee & Tea, Inc.

We expect to generate revenue from the marketing and sale of green coffee beans from Yunnan, China, into the United States. We plan to sell green bean coffee grown in China directly to coffee wholesalers, coffee brokers and coffee roasters in the United States. As of the date of this Report, we do not have any customers; nor have we purchased, and sold any coffee beans in the United States. We do not anticipate a disproportionately significant amount of revenue will be generated from any single customer. Accordingly, we do not expect to depend on any single customer.

Business of Our 100% Owned Subsidiaries: DTS8 Holdings Co. Ltd and DTS8 Coffee (Shanghai) Co Ltd.

DTS8 Holdings Co. Ltd, through its subsidiary DTS8 Coffee (Shanghai) Co. Ltd (herein referred to as “DTS8 Coffee”), is a gourmet coffee roasting company established in June 2008. DTS8 Coffee’s office and roasting factory is located in Shanghai, China. DTS8 Coffee is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai, and other parts of China.  DTS8 Coffee sources quality coffee beans from around the world. DTS8 Coffee sells several varieties of gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels such as hotels, multi-location coffee shops, restaurants, and specialty gourmet food stores in China. As of April 30, 2012, approximately ninety percent of DTS8 Coffee’s  revenue was derived from one customer. However, we anticipate in the future the reliance on one customer will decline, as DTS8 Coffee obtains new customers and increases its revenue.

Principal Products

We believe that our DTS8 Coffees provide flavor and characteristics suited for Chinese consumers. We choose our raw coffee beans for their richness in aroma and flavor from coffee producers throughout the World. Our coffee beans are grown by farmers in the highlands of Yunnan province in China, Colombia, Panama, Indonesia, Kenya, Guatemala and Ethiopia. Our DTS8 Coffees are available for sale in standard sizes of 250g, 500g, and 1kg.  In addition to its current three signature blends, we have other blends under in-house labels.

Coffees are marketed in two main categories: gourmet whole bean and ground coffees.  We also roast and market specific blends of roasted coffees on private labels basis. These private labels productions are based on individual arrangements with each customer.

Manufacturing

We own and operate a coffee roasting factory in Shanghai, China. We use a Probat coffee roasting machine.  We use a profile roasting system to accurately program the coffee roasting curve by modifying heat levels that are applied at various intervals. Not only can the coffee’s degree of acidity or bitterness be accurately controlled, but several taste profiles can also be created from the same green coffee blend. We use packaging bags made with a “freshness valve” to allow for a one way flow of air to ensure that the coffee maintains freshness and remains fresh for a longer period of time.

Coffee Bean Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on weather, economic and political conditions in coffee producing countries. We purchase coffee from coffee brokers who supply us with quality green bean coffees from different countries. In Yunnan province in China, DTS8 Coffee has supply arrangements with farmers that produce high grade coffee beans. These farmers are located in coffee growing areas of Simao, Jinghong, Xishuangbanna, Mangshi and Baoshan, in Yunnan Province, China. These farmers grow Catimor variety Arabica coffee. We have developed informal relationships with coffee brokers/exporters to supply us with coffee. We believe such relationships are mutually beneficial and may result in favorable coffee supplies, quality and costs. We will not depend on any one broker/exporter for the supply of all the coffee to the extent that a disruption in the supply from one broker/exporter could not be remedied quickly and cost effectively.

Potential Customers in United States of Green Bean Coffee

The Company’s target market for Yunnan green bean coffee is the United States. The potential customers in the United States include coffee roasters and coffee brokers. Roasters operate roasting facilities and sell roasted coffee to third party retail coffee shops, grocery stores, hotels and restaurants, and through other food service distribution channels. Coffee brokers purchase and sell the coffee beans to many smaller commercial and retail roasters. As of the date of this Report, we do not have any customers for green beans.

Potential Customers in China of Roasted Coffee

China coffee market is characterized by a gradual shift in demand towards gourmet whole bean and ground coffee products against instant coffee. The trend towards discovering richer coffee taste can be seen in the current proliferation of coffee café’s across China. The demand for better-quality and richer-tasting coffee is also increasing at home, work, and restaurants.

China has experienced growth in the consumption of coffee.  Led initially by Starbucks, consumers in China are learning to drink and appreciate coffee beverages.  The younger generations are more captivated by the allure of coffee as opposed to their elder siblings who are more oriented towards tea.  As a result, more gourmet coffee cafe chain stores are opening all over China.  We offer consumers in China several varieties of gourmet coffees. Our DTS8 Coffees are sold in hotels, coffee shops, restaurants and specialty gourmet food stores in China.  We sell to individual local coffee shops high quality gourmet coffee at reasonable prices and roasted in small batches on private label basis.

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

Our "DTS8 Coffee" brand of gourmet roasted coffees competes directly against other local and imported coffees sold at coffee retailers, discount stores, and a growing number of coffee stores. Many coffee companies, like Starbucks, Costa, Illy, Coffee Beanery and Tea, and Gloria Jean are operating retail outlets and sell whole bean coffees through these channels. The gourmet specialty market is highly competitive and contains competitors with substantially greater financial, marketing and operating resources than we have. We are targeting the growing segment of coffee drinkers by offering these consumers the opportunity of drinking quality gourmet coffee.

We also compete directly against all other coffee brands in the Chinese marketplace. We face competition from a number of large multi-national consumer product companies like Nestle Inc., as well as local coffee bean companies, Competition in the coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market.  We believe that our customers choose based upon the quality and variety of the coffee. Although we believe consumers differentiate coffee brands based on freshness, as an element of coffee quality. To our knowledge, few significant competitors focus on custom roasting and product freshness in the same manner as DTS8 Coffee

Government Regulations

As of the date of this Report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and green bean coffee business. We have a Nevada State Business License that expires on March 31, 2013.

In Shanghai, China, our coffee roasting operation is subject to various governmental laws, regulations and licenses. These governmental authorities include federal, state and local, health, sanitation, and other departments that have jurisdiction over our operation. We believe that we are in compliance in all material respects with all such laws and regulations and obtained all material licenses that are required for the operation of our business including but not limited to obtaining; Business License, Tax Registration Certificate, National Industrial Products Production License, The People's Republic of China Consignees and Consignors of Import and Export Goods Customs Declaration Registration Certificate, Certificate of Approval - For Establishment of Enterprises with Investment, Financial Registration for Enterprises with Foreign Investment Registration and State Administration of Foreign Exchange Licence. We are not aware of any environmental regulations that we believe will have a material adverse effect on our operations.

Facilities

As of the date of this Report, our corporate office and coffee roasting facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  There are approximately 1,106 square meters (11,905 square feet) of warehouse space devoted to manufacturing, storage, general corporate, sales and customer services.  The factory space is equipped with a Probat coffee roaster, a coffee cupping lab with espresso machine, coffee grinders and coffee brewers.

Customer Service

In China, we sell gourmet roasted coffee, at affordable prices, offering good coffee experience to the customers.  The coffees are roasted and packaged in the factory meeting the regulatory requirements for food sanitation and safety in China. We guarantee our coffee quality and allow our customers to exchange any coffee considered unsatisfactory to the customers.

We own two websites. The DTS8 Coffee website, www.dts8coffee.com, is designed to provide easy and effective operation when navigating on the site and information on coffee. We also own the website, www.berkeleycoffeetea.com, which is currently under construction.  We have not offered to sell and have not sold any coffee through our website at the date of this Report.

Employees

As of the date of this Report, the Company has five (5) full time and five (5) part-time employees.

Research and Development Activities

The Company has not incurred any coffee related research and development expenses and does not plan to incur any research or development expenses in the future.

Subsidiaries

Effective April 30, 2012,  Berkeley Coffee & Tea, Inc. owned 100% of the issued and outstanding shares of DTS8 Holdings Co., Ltd., a corporation organized and existing under the laws of Hong Kong, People’s Republic of China, since June 2008, and which owns 100% of DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai, under the laws of the People’s Republic of China, since January 19, 2009. DTS8 Coffee is a roaster and a marketer of the “DTS8 Coffee” brand of roasted coffee in China.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

We will be filing this Annual Report with the Securities and Exchange Commission (“SEC”) and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act. These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2

PROPERTIES

As of the date of this Report, our corporate headquarters office and coffee roasting facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China and our registered office is located at 1662 Highway 395 Ste 214, Minden, NV 89423.

We currently conduct our roasting and packaging, and warehouse and distribution activities in approximately 1,106 square meters (11,905 square feet) of leased facility at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  Our current lease is for two years; expiring on July 31, 2013.

The Company does not own any real property and does not have any investments or interests in any real estate.  As of the date of this Report, the Company does not have any investments or interest in any real estate. The Company also does not invest in real estate mortgages, nor does it invest in securities of, or interest in, persons primarily engaged in real estate activities.

ITEM 3

LEGAL PROCEEDINGS

As of the date of this Report, there is no litigation pending or threatened by or against the Company. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, would result in the expenditure by us of significant financial and managerial resources.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Berkeley Coffee & Tea, Inc. is quoted on the Over-the- Counter Bulletin Board ( the "OTCBB") under the symbol, "BKCT.OB". Trading in the common stock in the Over-the-Counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  We commenced quotation on the OTCBB on September 30, 2011. Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the "Otcbb.com" information centre website:

Quarter	High	Low
2012 Fourth Quarter	$0.30	$0.30
2012 Third Quarter	$0.30	$0.30
2011 Second Quarter	$0.30	$0.30
2011 First Quarter	$0.30	$0.30
2011 Fourth Quarter	$0.50	$0.30
2011 Third Quarter	$0.50	$0.30
2010 Second Quarter	n/a	n/a
2010 First Quarter	n/a	n/a

Holders

As of the date of this Report, the Company has approximately 78 shareholders of record of its common stock.

Dividends

We have not paid any cash dividends to our shareholders since our inception on March 27, 2009. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. There are no material restrictions limiting, or that are likely to limit, our ability to pay cash dividends on our common stock. We have no present intention to pay cash dividends on our common stock.

Securities authorized for issuance under equity compensation plans

As of the date of this Report, the Company did not have a compensation plan under which equity securities are authorized for issuance.

Recent Sales of Securities

In October 2011, the Company registered with the Securities and Exchange Commission on Form S-8, 700,000 shares of common stock for payment of services and fees in lieu of cash for two consultants for an aggregate consideration for $140,000, the estimated fair market value of these shares. The Board at its absolute final discretion determined that $0.20 per share as the fair market value of a share. For the year ended April 30, 2012, $90,000 was charged to consulting fees, $18,262 as legal fees and the balance of $31,738 as a prepayment for legal services to be rendered in the future.

Recent Sales of Unregistered Securities

In October, 2011, we issued 133,333 Restricted Rule 144 shares of common stock to one investor at $0.15 per share, for payment of $20,000. The $20,000 was used as working capital. The investor was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933 and the shares are exempt from registration as contained in Section 4(2) of said Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the investor who we believe is capable of evaluating the merits and risks of an investment in our common stock.

Stock Repurchase

As of the date of this Report, the Company does not have any stock repurchase plan.

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

Review of operations for the years ended April 30, 2012 and April 30, 2011

On April 30, 2012, we acquired 100% of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. a corporation organized and existing under the laws of Hong Kong, since June 2008, and which owns DTS8 Coffee (Shanghai) Co., Ltd. a corporation organized and existing under the laws of the People’s Republic of China since January 19, 2009.  The acquisition provides Berkeley with diversification as it enters into a new revenue stream of roasted coffees in Shanghai, China, compared to raw green coffee beans only. Berkeley also gains immediate access into the domestic Chinese coffee market.  It creates a horizontally integrated coffee company in Shanghai, China with operations in two different geographic markets: the United States and China.  Upon acquisition, DTS8 Holdings became a wholly owned subsidiary of Berkeley. The synergistic value from the acquisition provides us with revenue enhancement by expanding our product line and diversification.

DTS8 Coffee derives revenue from sale of gourmet roasted whole and ground coffee in China. Currently, DTS8 Coffee has been promoting the DTS8 Coffee brand across China and increasing sales in the wholesale and coffee services networks, in order to improve revenue and profitability. DTS8 Coffee’s expansion strategy is to grow in a controlled manner by developing its own DTS8 Coffee brand and by enhancing the brand's image and quality reputation. The combination of DTS8’s brand, a differentiated gourmet roasted coffee based on superior quality and strategic expansion into select channels of distribution in different geographic territories creates potential opportunities for growth. The Company also believes that its commitment to quality will establish a high degree of repeat business and customer loyalty.

Results of Operation

The accompanying predecessor and successor audited financial statements have been prepared to present the consolidated statements of financial position of Berkeley Coffee & Tea, Inc. and DTS8 Holdings Co. Ltd as of April 30, 2012, and of DTS8 Holdings Co. Ltd as of April 30, 2011, and the consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated cash flows of DTS8 Holdings Co. Ltd. for inclusion in Berkeley Coffee & Tea, Inc.’s Corp’s Form 10-K for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. These statements include only those assets, liabilities and related operations of the DTS8 Holdings Co. Ltd as historically incurred by DTS8 Holdings Co Ltd as the predecessor and exclude all operations of Berkeley Coffee & Tea, Inc. as the successor. The accompanying predecessor and successor financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings Co Ltd specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings Co Ltd specific basis within its books and records. Due to the allocations and estimates used to prepare these  financial statements, they may not reflect the financial position, cash flows and results of operations of Berkeley Coffee & Tea, Inc. in the future or its operations, cash flows and financial position.

Sales increased by $177,347, or 412%, to $220,421 in year ending April 30, 2012 compared to $43,074 in year ending April 30 211. The 2012 fiscal period represents our full year of operations. The increase in 2012 was attributable to an increase in sales to existing and new wholesale customers. Cost of sales was $162,377 and $66,827 for the years ended April 30, 2012 and 2011. Our gross margin for 2012 was 26.33%.  The lower gross margin was due to the increased cost of sales resulting from higher coffee prices.  In 2011, our cost of sales exceeded our sales by $23,753 due to loss of inventory. Our operating expenses were $103,774 and $181,841 for the years ended April 30 2012 and 2011. The operating cost for 2012 decreased by $78,067 to $103,774 or 35% decrease in operating expenses as a percentage of net sales primarily due to our ability to better manage our operations, office and administration costs and from the increased sales. General and administrative expenses were $103,774 and $181,841 for the years ended April 30, 2012 and 2011 being the total operating expenses.

Liquidity and Capital Resources

Provided below is selected financial data about our Company for the years ended April 30, 2012 and 2011.  Financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	April 30, 2012	April 30, 2011
Cash	$8,306	$3,649
Total assets	$4,618,688	$131,472
Total liabilities	$4,585,872	$479,762
Stockholders’ equity	$32,816	$(348,290)

As of April 30, 2012, we had $8,306 cash in the bank, receivables of $46,014, inventory of $36,367, and prepaid expense of $38,543 while our accounts payable and accruals were $148,777, share offering subscription $25,000, and payable to shareholder$120,000 and Other payable $382,396. We recorded $4,402,737 as goodwill from the acquisition of DTS8 Holdings Co. Ltd. and had bond payable of $ 3,909,699. Since our inception on March 27, 2009, we have incurred accumulated losses of $648,713 to April 30, 2012. Our net losses for the years ended April 30, 2012 and 2011 were $45,730 and $205,594. To date, we have financed our operations through equity financing of $500,000 by selling 2,500,000 shares of common stock at $0.20 each and an additional $20,000 from the sale of 133,333 shares at $0.15 each.  For continued operations, as of the date of this Report, we have received subscription proceeds totalling $170,000 from subscribers to purchase 680,000 Restricted Rule 144 shares of our common stock at a price of $0.25 per share. The offering was not closed as of the date of this Report.  These funds raised from the offering will be applied to working capital.

On acquisition of DTS8 Coffee, we issued bond payable to the vendor, Sean Tan, our Chief Executive Officer, for $4,000,000.  The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date.  The bonds payable bear an interest rate of three percent (3%) per annum.  Interest on the bond are calculated, accrued and paid annually. A discount charge of $90,301 was recorded as of April 30, 2012.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. For the years ended April 30, 2012 and 2011, the Company incurred net losses of $45,730 and $205,594 respectively. As of April 30, 2012, the Company had an accumulated deficit of $648,713, limited cash and unprofitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. As of the date of this Report, we have received subscription proceeds totalling $170,000 from subscribers to purchase 680,000 Restricted Rule 144 shares of our common stock at a price of $0.25 per share. The offering was not closed as of the date of this Report. These funds raised from the offering will be applied to working capital.  Success of the $170,000 financing has mitigated these factors; however, any failure to generate revenue will raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification ( the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Revenue Recognition

The Company derives its revenue from sale of roasted coffee and green beans. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Coffees are considered delivered when title and risk have been transferred to the customer. Retail sales are recorded when payment is tendered at point of sale. Wholesale sales are recorded upon shipment of coffee to the customers.

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

Deferred tax assets and liabilities

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction.  To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted. Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits.

Property and equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to ten years for equipment. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended April 30, 2012 and 2011based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at April 30, 2012 and 2011, there was no allowance for doubtful accounts. We do not have any off-balance-sheet credit exposure related to our customers.

Goodwill

On acquisition of DTS8 Holdings Co. Ltd, the Company recognised $4,402,737 of goodwill. Goodwill is the excess of the acquisition cost of DTS8 Holdings Co. Ltd on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed. Goodwill is tested annually for impairment. The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired. Impairment is tested by comparing fair value of the goodwill to its carrying value. The fair value is determined through the use of earnings multiples and discounted future cash flows. Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined.The Financial Accounting Standard ASU 2011-08 Intangibles – Goodwill and Other – Testing Goodwill for Impairment allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There are a number of events and circumstances for the Company to consider in conducting the qualitative assessment. There was no material impact on the Company's results of operations or financial condition upon adoption of the standard.

Seasonality and Other Factors That May Affect Our Future Results

a)

 Historically, coffee consumption is affected by weather seasons in China. We have experienced increased sale during the winter season, and a decline in sales, compared to winter sales, during the summer season in China. Our quarterly revenues are affected by seasonality but we may conceal the impact of the seasonal influences due to the growth in our revenue. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

b)

The availability and price of high quality Arabica coffee beans could impact our profitability and growth of our business. Our principal raw material is green coffee beans. We source our green coffee beans from coffee farmers and brokers. Although most coffee beans are traded in the commodity market, the high-grade Arabica coffee beans, we buy tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. If we are unable to source sufficient quantities of green coffee beans to meet our demands for growth and expansion, then our business could be negatively impacted.

c)

The prices we pay for coffee beans are subject to movements in the commodity market for coffee. The price can fluctuate depending on such things as weather patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries, foreign currency fluctuations, coffee-producing countries’ export quotas, commodity market investor activity and general economic conditions. In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. If the price for coffee beans increases and we are not able to adjust our pricing and cost structure accordingly, our margins and profitability will decrease. Our ability to raise sales prices in response to rising coffee bean prices may be limited and depends largely on what our competitors do in response to price pressures, and our profitability could be adversely affected if coffee bean prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.

d)

Our roasting methods are not proprietary but are essential to the quality of our coffee, and our business would suffer if our competitors were able to duplicate them. We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our DT8 Coffee brand. Because our roasting methods cannot be patented, we are unable to prevent competitors from copying our roasting methods if such methods became known. If our competitors copy our roasting methods, we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

e)

Our operations in Shanghai, China, may be adversely affected by factors outside of our control. As a result, our business and operations are subject to a number of additional risks, including international economic and political conditions and the possibility of instability, differing cultures and consumer preferences, corruption, anti-American sentiment, diverse government regulations and tax systems, currency regulations and fluctuations and uncertain. Although we believe we have obtained all the requisite approvals to do business in China, there is no assurance that we are required to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to our business and operations.

f)

Since our business is highly dependent on a single product; gourmet roasted coffee, we are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.

Competition in the gourmet coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors or potential competitors have substantially greater financial, marketing and operating resources, which may allow them to react to changes in pricing generally better than we can. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, and declining revenue. With limited operating capital in a rapidly evolving and highly competitive coffee industry we will encounter financial difficulties.

g)

If we fail to continue to develop and maintain our DTS8 Coffee brand, our business could suffer. We believe that maintaining and developing our brand is critical to our success and our growth strategy and that the importance of brand recognition is significant as a result of competitors offering products similar to our products. We have made marketing expenditures to create and maintain brand loyalty as well as to increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future sales or implement our business strategy.

h)

The coffee market in China is highly fragmented and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution to retailers, coffee shops, commercial roasters, gourmet retailers and coffee brokers. We will only begin to penetrate those markets which give other competitors advantages over us based on their earlier entry into these distribution markets.  Since our business strategy is centered on a single product, coffee, if the demand for coffee decreases, our business could suffer. Additionally, if we fail to continue developing and maintaining the quality of the coffee we sell our business revenue and profitability could be adversely affected.

i)

We have only one coffee roasting facility. A significant interruption in the operation of our roasting and warehousing facility could potentially disrupt our operations. Our roasting and warehousing facility is located in Shanghai, China, A significant interruption as a result of a natural disaster, technical or labor difficulties, fire or other causes, could cause a shortage of coffee for our customers and significantly impair our ability to operate our business.

j)

A significant portion of our anticipated revenue from green bean coffee will be realized during China’s coffee harvest season, which is from October to March.  Any coffee tree and/or coffee bean diseases and/or severe adverse weather conditions such as a prolonged period of drought and rain, would have an adverse effect upon the production and supply of quality coffee at a reasonable price, which, in turn would directly impact our ability to market and sell coffee in the United States. Decreased availability of quality coffee would have an adverse effect on our purchasing costs, revenue and profitability and would jeopardize our ability to grow our business.

k)

Coffee trades on the commodities market.  The supply and price of coffee is affected by multiple factors in the various producing countries, including: weather, political, and economic conditions. We purchase and sell our coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale.  The benchmark (beginning) price will be directly tied to the then current prevailing price of New York “C” futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of coffee increases, we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly.

l)

Our ability to continue with our business is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report as a result of our limited revenue and accumulated losses of $648,713 as of April 30 2012. There are no assurances that we may be successful in generating any additional revenue. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

m)

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

n)

Our Chief Executive Officer lacks coffee sales experience and may have difficulty selling the Chinese grown coffee to potential customers in the United States. Our ability to implement the sales and marketing strategies are partially dependent on our Chief Executive Officer’s ability to increase awareness and recognition of Chinese grown coffee in the United States. We may fail to implement our sales and marketing strategies or we may use our resources on sales and marketing strategies that ultimately prove to be unsuccessful. Consequently, our revenue and operating results may be adversely affected.

o)

Our gourmet coffee contains caffeine. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. An unfavorable report on the health effects of caffeine in China could significantly reduce the demand for coffee, which could harm our business and reduce our sales and profitability.

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

a)

As of the date of this Report, our Chairman and Chief Executive Officer owns approximately 31.44% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by our officer and director. Our officer and director can control matters requiring approval by our stockholders, including the election of directors. Moreover, if our officer and director elects’ to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

b)

There is currently a limited trading market for our shares of common stock, there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of the Company or our common stock.

c)

There is limited public market for our common stock. There can be no assurance that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained. Therefore, purchasers of our common stock should have long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BERKELEY COFFEE & TEA, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30 2012

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of April 30 2012 (Successor), and April 30, 2011 (Predecessor)

Consolidated Statements of Operations for the years ended April 30, 2012 and 2011 (Predecessor)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the years ended April 30, 2012 and 2011 (Predecessor)
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the years ended April 30, 2012 and 2011 (Successor)
Consolidated Statements of Cash Flows for the years ended April 30, 2012 and 2011 (Predecessor)

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Berkeley Coffee & Tea Inc.

Nevada

We have audited the accompanying consolidated balance sheet of Berkeley Coffee & Tea Inc. and its subsidiaries (collectively, the “Company” or “Successor”) as of April 30, 2012 and the consolidated balance sheet of DTS8 Holdings Co., Ltd. and its subsidiary (collectively, the “Predecessor”) as of April 30, 2011. We have also audited the accompanying statements of operations, shareholder’s equity and cash flows of the DTS8 Holdings Co. Ltd (“Predecessor”) for the years ended April 30, 2012 and 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkeley Coffee & Tea Inc. and its subsidiaries as of April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the consolidated financial position of the DTS8 Holdings Co., Ltd. and its subsidiary as of April 30, 2011, the results of their operations, shareholder’s equity and cash flows for the years ended April 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

August 7, 2012

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

	SUCCESSOR	PREDECESSOR
	April 30,	April 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$8,306	$3,649
Accounts receivable	46,014	20,744
Prepaid expenses	38,543	1,402
Inventories	36,367	7,342
Total Current Assets	129,230	33,137

Property, plant and equipment, net	86,721	98,335
Goodwill	4,402,737	-
TOTAL ASSETS	$4,618,688	$131,472

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accruals	148,777	7,045
Share offering subscription	25,000	-
Payable to shareholder	120,000	465,558
Other payable	382,396	7,159
Total Current Liabilities	676,173	479,762

Long-term Liabilities
Bond payable, related party, net of discount $90,301	3,909,699	-
Total Liabilities	4,585,872	479,762

SHAREHOLDERS’ EQUITY
Common stock, 75,000,000 shares authorized, $0.001 par value; 11,133,333 shares issued and outstanding respectively	11,133	-
Additional paid in capital	670,167	1
Accumulated deficit	(648,713)	(349,261)
Accumulated other comprehensive income	229	970
TOTAL SHAREHOLDERS’ EQUITY	32,816	(348,290)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,618,688	$131,472

See accompanying notes to the consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	PREDECESSOR
	Year Ended April 30, 2012	Year Ended April 30, 2012

REVENUE
Sales	$220,421	$43,074
Cost of sales	162,377	66,827
	58,044	(23,753)
OPERATING EXPENSES
General and administrative expenses	103,774	181,841
TOTAL OPERATING EXPENSES	103,774	181,841
NET LOSS	$(45,730)	$(205,594)

OTHER COMPREHENSIVE INCOME /(LOSS)
Foreign currency translation adjustments	(8,717)	952
TOTAL COMPREHENSIVE LOSS	$(54,447)	$(204,642)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(5,445)	(20,464)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	$10	$10

See accompanying notes to the consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATE STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (PREDECESSOR)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity(Deficit)
Balance as of April 30, 2010	10	$-	$1	$18	$(143,667)	$(143,648)
Net loss for year ended April 30, 2011					(205,594)	(205,594)
Foreign currency translation adjustment				952	-	952
Balance as of April 30, 2011	10	-	1	970	(349,261)	(348,290)
Net loss for year ended April 30, 2012,					(45,730)	(45,730)
Foreign currency translation adjustment				(8,717)		(8,717)
Balance as of April 30, 2012	10	$-	$1	$(7,747)	$(394,991)	$(402,737)

See accompanying notes to the consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (SUCCESSOR)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity(Deficit)
Balance as of April 30, 2011	10,300,000	$10,300	$511,000	$-	$(135,331)	$385,969

Stock issued for expense at $0.20 per share	700,000	700	139,300		-	140,000
Stock issued for cash at $0.15 per share	133,333	133	19,867		-	20,000
Foreign current translation adjustment				229		229
Net loss for year ended April 30, 2012,					(513,382)	(513,382)
Balance as of April 30, 2012	11,133,333	$11,133	$670,167	$229	$(648,713)	$32,816

See accompanying notes to the consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

		PREDECESSOR
		Year Ended April 30, 2012		Year Ended April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(45,730)		$(205,594)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation		17,536		17,024
Changes in operating assets and liabilities:
Accounts receivable		(24,542)		(20,085)
Prepaid expenses		(5,593)		48,555
Inventories		(28,767)		60,345
Accounts payable		5,305		6,426
Other payable		374,986		3,896
Due to related parties		64,800		-
NET CASH USED IN OPERATING ACTIVITIES		357,995		(89,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(2,724)		(6,196)
NET CASH USED IN INVESTING ACTIVITIES		(2,724)		(6,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances/loans from related parties		(361,893)		69,110
NET CASH PROVIDED BY FINANCING ACTIVITIES		(361,893)		69,110
Effect of exchange rate changes on cash and cash equivalents		6,820		24,059

NET INCREASE (DECREASE) IN CASH		198		(2,460)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		$3,649		$6,109
CASH AND CASH EQUIVALENTS AT END OF YEAR		$3,847		$3,649

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid		$-		$-
Interest paid	$		$

BERKELEY COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012 AND 211

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Berkeley Coffee & Tea, Inc. (hereinafter "Company" “Successor” “We” “Our” or "Berkeley Coffee”) was incorporated in the State of Nevada on March 27, 2009.  We commenced limited operations of marketing and selling green bean coffee.  On April 30, 2012, we acquired one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings” “Predecessor”), a corporation organized and existing since June 2008 under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing, in Shanghai since January 19, 2009, under the laws of the People’s Republic of China from the sole shareholder Sean Tan by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012 and closed on April 30, 2012. Sean Tan owned one hundred percent (100%) of issued and outstanding capital stock of DTS8 Holdings Co. Ltd, and was the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd. Sean Tan was and remains the President and Chief Executive Officer of Berkeley Coffee & Tea, Inc. and owns, as of the date of this report, approximately 31.44% of Berkeley’s outstanding shares of common stock.

DTS8 Holdings Co. Ltd, through its subsidiary DTS8 Coffee (Shanghai) Co. Ltd (herein referred to as “DTS8 Coffee”), is a gourmet coffee roasting company established in June 2008. DTS8 Coffee’s office and roasting factory is located in Shanghai, China. DTS8 Coffee is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi location coffee shops, home and work.

Successor company references herein relate to Berkeley Coffee & Tea, Inc. and its subsidiaries.

Predecessor company references herein are referring to consolidated information pertaining to DTS8 Holdings Co. Ltd., and wholly-owned subsidiary DTS8 Coffee (Shanghai) Co Ltd.

NOTE 2 – BASIS OF PRESENTATION - PREDECESSOR

The audited annual financial statements have been prepared in accordance with generally accepted accounting principles for annual financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, the audited financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented.

The accompanying predecessor and successor audited financial statements have been prepared to present the consolidated statements of financial position of Berkeley Coffee & Tea, Inc. and DTS8 Holdings Co. Ltd as of April 30, 2012 and of DTS8 Holdings Co. Ltd as of April 30, 2011, and the consolidated statements of operations and consolidated statements of changes in stockholders’ equity and consolidated cash flows of DTS8 Holdings Co. Ltd. for inclusion in Berkeley Coffee & Tea, Inc.’s Corp’s Form 10-K for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. These statements include only those assets, liabilities and related operations of the DTS8 Holdings Co. Ltd as historically incurred by DTS8 Holdings Co Ltd and exclude all operations of Berkeley Coffee & Tea, Inc. The accompanying predecessor and successor financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings Co Ltd specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings Co Ltd specific basis within its books and records.  Due to the allocations and estimates used to prepare these predecessor and successor financial statements, they may not reflect the financial position, cash flows and results of operations of Berkeley Coffee & Tea, Inc. in the future or its operations, cash flows and financial position.

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

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At April 30, 2012, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the periods ended April 30, 2012 and April 30, 2011, the Predecessor sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Currently, the Company has received subscription proceeds totalling $170,000 from subscribers to purchase 680,000 Restricted Rule 144 shares of our common stock at a price of $0.25 per share. This offering was not closed as of the date of the financial statements. These funds raised from the offering will be applied to working capital.

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

Basis of Preparation

The accompanying consolidated financial statements of the Successor reflect the financial position of Berkeley Coffee & Tea Inc and DTS8 Holdings Co., Ltd. as of April 30, 2012. The accompanying consolidated financial statements of the Predecessor reflect the financial position, results of operations and cash flows of DTS8 Holdings Co., Ltd. and its subsidiary as of April 30, 2012 and 2011 and for the years then ended, and have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”).

 Basis of Consolidation

The consolidated financial statements of the Successor include the accounts of the Berkeley Coffee & Tea Inc and DTS8 Holdings Co., Ltd. All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of April 30, 2012 and 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2012 and April 30, 2011, cash and cash equivalents consist of cash only.

Receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended April 30, 2012 and 2011 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of April 30, 2012, and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method on the weighted average basis. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventories principally consist of green coffee beans, roasted coffee beans and packing supplies.

Property and Equipment

Property and equipment are recorded at cost. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on straight-line basis over their estimated useful lives as set out below Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

	Useful life	Residue value
Machinery equipment	10 years	10%
Office equipment	5 years	10%
Production equipment	5 years	10%
vehicles	4 years	10%
Leasehold Improvements	3 years	0%

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended April 30, 2012 and 2011.

Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of April 30, 2012 and 2011, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Revenue Recognition

The Company derives its revenue from the sale of roasted coffee. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Coffees are considered delivered when title and risk have been transferred to the customer. Retail sales are recorded when payment is tendered at the point of sale. Wholesale sales are recorded upon shipment of coffee to the customers. In the People’s Republic of China, a value added tax (“VAT”) of 17% on invoiced amount is collected on behalf of tax authorities. Revenues represent the invoiced value of goods, net of VAT.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the years ended April 30, 2012 and 2011, the Company had no advertising costs incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Comprehensive Income

The Company has adopted ASC 220, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

Foreign Currency Translation

The Company’s functional and reporting currency is United States Dollars (“USD”). The functional currency of the Company’s subsidiary, DTS8 Coffee (Shanghai) Co. Ltd, in People’s Republic of China is Chinese currency Renminbi (“RMB”). Since Renminbi is not freely convertible into foreign currencies, all foreign exchange transactions involving Renminbi must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company’s subsidiary DTS8 Coffee (Shanghai) Co. Ltd, in People’s Republic of China is maintained in Renminbi and translated into the Company’s reporting currency United States Dollars. Balance sheet accounts with the exception of equity are translated using the closing exchange rate in effect at the balance sheet date, income and expense accounts are translated using the average exchange rate prevailing during the reporting period and the equity accounts were stated at their historical exchange rate.

Adjustments resulting from the Renminbi translation to United States Dollars, included in accumulated other comprehensive income (loss) in shareholder’s equity were $229 and $952 as of April 30, 2012 and 2011, respectively.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
Year ended April 30, 2012	6.2787	6.3758
Year ended April 30, 2011	6.4990	6.6866

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the years ended April 30, 2012 and 2011.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company financial position, results of operations, or cash flows.

NOTE 5  – INVENTORY

Inventories consist of the following:

	April 30, 2012	April 30, 2011
Green beans	$22,827	-
Roasted coffee	$5,582	-
Packing products	$7,958	$7,342
Total	$36,367	$ 7,342

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	April 30, 2012	April 30, 2011
Machinery	$95,576	$92,336
Production equipment	3,784	2,418
Vehicles	6,033	5,829

Office equipment	13,152	13,352
Leasehold improvements	14,175	13,694
Less accumulated depreciation	(45,999)	(29,294)
	$86,721	$98,335

Depreciation expenses were $17,536 and $17,024 in each of the years ended April 30 2012 and 2011, respectively.

NOTE 7 - ACQUISITION OF DTS8 HOLDINGS CO. LTD.

Berkeley Coffee & Tea, Inc. acquired one hundred percent of the issued and outstanding shares of DTS8 Holdings Co. Ltd for $4,000,000 by issuing a bond payable for $4,000,000 to the vendor and assumed $580,022 in current liabilities on April 30, 2012. DTS8 Holdings Co. Ltd through its subsidiary DTS8 Coffee (Shanghai) Co. Ltd is a gourmet coffee roasting company established in June 2008. DTS8 Coffee’s office and roasting factory is located in Shanghai, China. DTS8 Coffee is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi location coffee shops, home and work. The acquisition provides Berkeley with diversification as it enters into a new revenue stream of roasted coffees in Shanghai, China, compared to raw green coffee beans only. Berkeley also gains immediate access into the domestic Chinese coffee market. It creates a horizontally integrated coffee company in Shanghai, China with operations in two different geographic markets: the United States and China. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification.

The acquisition of DTS8 Holdings Co Ltd was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on management’s evaluation of their respective fair values on the acquisition date in accordance with ASC 805 and ASC 820 and there were no identifiable intangible assets acquired based on management’s evaluation. Upon acquisition, DTS8 Holdings Co. Ltd became a wholly owned subsidiary of Berkeley Coffee & Tea, Inc. The results of DTS8 Holdings Co. Ltd operations, commencing with the date of acquisition, April 30, 2012, are included in the accompanying April 30, 2012 financial statements. The purchase price was allocated as follows:

Purchase Price Paid
Bonds payable	$4,000,000
Liabilities assumed	580,022
Total Purchase Price Paid	$4,580,022

Purchase Price Allocation
Accounts receivable	$46,014
Inventory	36,367
Prepaid expenses	6,805
Property & equipment	84,252
Cash and cash equivalents	3,847
Goodwill	4,402,737
Total Purchase Price allocation	$4,580,022

NOTE 8 – GOODWILL

On April 30, 2012, Berkeley Coffee’s acquisition of DTS8 Coffee Holdings Inc. resulted in recording goodwill of $4,402,737. The Company did not incur any goodwill impairment adjustment for the year ended April 30, 2012.

NOTE 9 - RELATED PARTY TRANSACTIONS

These related party transactions noted below are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

On April 30, 2012, we acquired one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. a corporation organized and existing under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China from the sole shareholder Sean Tan by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually. The vendor, Sean Tan, is also the Chief Executive Officer and director of the Company. Upon acquisition, DTS8 Holdings Co. Ltd became a wholly owned subsidiary of Berkeley Coffee & Tea, Inc. and a Bond Payable for $4,000,000 was issued to Sean Tan.

On acquisition of DTS8 Holdings Co. Ltd, we assumed a loan from Sean Tan to DTS8 Holdings Co. Ltd. As of April 30, 2012 and April 30, 2011, $120,000 and $465,558 was recorded as payable to shareholder who is our Chief Executive Officer and director. No interest payment was due. The payable to the shareholder bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

NOTE 10 – BOND PAYABLE

On April 30, 2012, upon acquisition, DTS8 Holdings Co. Ltd, we issued a Bond Payable for $4,000,000 in favor of the vendor; Sean Tan. The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually.  The Company recognized as expense $90,301 as discount on bond payable as of April 30, 2012. The discount rate was 3.5% and will be amortized using the effective interest method over the life of the bond.

NOTE 11 – OTHER PAYABLE

On April 30, 2012, upon acquisition, DTS8 Holdings Co. Ltd, we assumed other payable of $382, 396.  The amounts owned as Other Payable as of April 30, 2012 and 2011 were $382,396 and $7,159. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee roasting facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  The lease commenced on August 1, 2011 and expires on July 31, 2013. Lease expense was $ 33,643 for the year ended April 30, 2012. Future lease payments required subsequent to April 30, 2012 are as follows:

Years	Amount
April 30, 2013	$34,402
July 31, 2013	$8,600

NOTE 13 - COMMON STOCK (SUCCESSOR))

At April 30, 2012, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 11,133,333 common shares were issued and outstanding.

a)

In October 2011, the Company issued 700,000 common shares at $0.20 per share as a payment of $50,000 for legal services and $90,000 for coffee consulting services. As of April 30, 2012, $18,262 in legal fees and $90,000 in consulting fees were expensed and $31,738 is considered as a prepayment for services to be rendered in the future.

b)

In October 2011, the Company issued 133,333 shares at $0.15 per share for cash proceeds of $20,000.

NOTE 14 - CONTRACTS AND AGREEMENTS

On May 1, 2011, the Company entered into an agreement with Li Hui Juan, to serve as Manager of the Company in China.  Li Hui Juan’s engagement commenced on May 1, 2011, and ended on April 30, 2012.  The Company paid thirty thousand dollars ($30,000) for twelve (12) months of service. The Company expensed $30,000 for the year ended April 30, 2012.

On October 4, 2011, the Company entered into an agreement with the Company’s attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. The Company expensed $18,262 in legal fees to April 30, 2012, and the balance of $31,738 is considered a prepayment for future legal services.

On October 4, 2011, the Company entered into an agreement with a coffee consultant to provide coffee quality related consulting services. The services were valued at $90,000 in exchange for 450,000 shares of the Company’s common stock. The engagement ended on April 30, 2012. Consulting fees charged to expenses to April 30, 2012 was $90,000.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payments of $6,000 to Mr. Tan is paid in arrears on the last day of each month.

NOTE 15 – CONCENTRATION RISK

The Company conducts business in China. Consequently, any political, economic and social unrest and/or instability in China may adversely affect the Company’s business operations. In particular, instability in the supply of raw green beans to China could result in a decrease in the availability of coffee beans needed for the continued operation and growth of the Company’s business. It could also lead to an increase in the purchasing costs and increased operating costs. This may adversely affect the Company’s business.

As of April 30, 2012, approximately ninety percent of our revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue

NOTE 16 - INCOME TAXES

Hong Kong

DTS8 Holdings Co. Ltd was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance; the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. For the years ended April 30, 2012 and 2011, no provision for Hong Kong tax has been made as DTS8 Holdings has no taxable income generated from operations in Hong Kong during the year.

People’s Republic of China

The Company’s subsidiary DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai, under the laws of the People’s Republic of China is governed by the Enterprise Income Tax Law of the People’s Republic of China (“EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the arrangement between Mainland China and Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company incorporated in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the FIE).

As of April 30, 2012 and 2011, the Company was still in loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

	Year Ended April 30,
	2012	2011
Deferred tax assets
Net operating loss carrying forward	$98,748	$87,315
Total deferred tax assets	98,748	87,315
Valuation allowance	(98,748)	(87,315)
Net deferred tax assets	$-	$-

Net operating loss carry forward of the Company, amounted to $394,992 and $349,260 for the years ended April 30, 2012 and 2011. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment. As of April 30, 2012 and 2011, deferred income tax assets represented the operating loss carry forward of the Company’s PRC subsidiary, DTS8 Coffee. Management believes that the Company’s cumulative losses arising from recurring business in recent years, constituted significant negative evidence that deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. Therefore, a full valuation allowance has been provided against the Company’s deferred income tax assets as of April 30, 2012 and 2011.

The Company is in accumulated loss for the years ended April 30, 2012 and 2011, therefore no tax provision was provided. The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	Year Ended April 30,
	2012	2011

U.S. Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)

Changes in valuation allowance for DTA	(25%)	(25%)
Effective tax rate	0%	0%

NOTE 17 – SUBSEQUENT EVENTS

The Company has received subscription proceeds totalling $170,000 from subscribers to purchase 680,000 shares of our common stock at a price of $0.25 per share. The offering was not closed as of the date of the financial statements.  The funds raised from the offering will be applied to working capital.

The Company has evaluated the subsequent events from the balance sheet date through the date the financial statements were issued, and determined that no other significant events have occurred.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this Report, the Company did not have any disagreements with its current or former independent registered public accounting firm.

On April 11, 2012, the Board of Directors of the Company appointed MaloneBailey, LLP, as the Company’s independent registered public accounting firm for the fiscal year ending April 30, 2012, replacing Child, Van Wagoner & Bradshaw, PLLC, who were appointed on July 5, 2010.

The report of Child, Van Wagoner & Bradshaw, PLLC on the Company’s financial statements for the years ended April 30, 2011 and 2010, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the years ended April 30, 2011 and 2010, there have been no disagreements with Child, Van Wagoner & Bradshaw, PLLC, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Child, Van Wagoner & Bradshaw, PLLC,s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report as described in Item 304(a)(1)(v) of Regulation S-K.

Prior to the Company’s engagement of MaloneBailey, LLP, neither the Company nor anyone acting on the Company’s behalf consulted MaloneBailey, LLP,  with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that MaloneBailey, LLP, concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in  Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, or persons acting as such, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report, April 30 2012, (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv)

information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2012, was effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

As of the date of this Report, the Company’s management are unaware of any additional information to be reported on Form 8-K during the fourth quarter of the fiscal year ended April 30, 2012.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each individual who was a director or executive officer of the Company as of April 30, 2012, together with all positions and offices of the Company held by each, the term of office and the period during which each has served.  All directors of our company hold office for one year or until their successors are elected or appointed at the next annual meeting of the shareholders.  The officers of our company are appointed by our board of directors and hold office for a period of one year, or until their resignation or removal from office.  The names, ages and positions of our directors and executive officers as of April 30, 2012, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Sean Tan	45	Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, & Principal Accounting Officer	March 27, 2009 (inception)	One year
Connie Zhao	43	Director	January 20, 2012	One year
Alexander Liang	47	Director	January 20, 2012	One year
James Kuok	38	Director	April 13, 2012	One year

The following is a brief account of the education and business experience during the past five years of the directors and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sean Tan, Chairman, Chief Executive Officer, President, Secretary and Chief Financial Officer

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

Since 1989, Mr. Tan has worked as a financial consultant and advisor.  In 1989, Mr. Tan was an Account Officer with the Southern Bank in Malaysia and from 1990 to 1992 was a financial consultant with KPMG in Malaysia.  He worked at the Royal Bank of Canada from 1993 to 1994, and from 1994 to 1998, Mr. Tan was employed at the Business Development Bank of Canada as an Account Manager handling commercial loans for small businesses as well as knowledge-based industries.  From 1998 to 2002, Mr. Tan was employed with Banca Commerciale Italiana as an Account Manager for Private and Corporate Banking.  Since 2002, Mr. Tan has been in the insurance business as an independent licensed insurance agent and a registered mutual funds sales consultant. Sean became a director and President of Growers Direct Coffee, Company Inc. in November 2008.  Since February 2008, Mr. Tan has been the Chief Executive Officer of DTS8 Holdings Co., Ltd. and DTS8 Coffee (Shanghai) Co., Ltd., companies in the coffee roasting and wholesale business in Shanghai, China.  Mr. Tan has a wide range of experience in management and finance.

Connie Zhao, Director

Connie Zhao was appointed a director of the Company on January 20, 2012. Since March 2002, Ms Zhao is has been licensed insurance representative and a mutual fund sale-person with Sterling Mutual Inc. based in Windsor,

Ontario. Ms Zhao graduated with a Bachelor of Arts degree from York University in Ontario, Canada in November 1992 and a Bachelor of Administrative Studies from York University in July 1994. Ms Zhao has a wide range of experience in finance.

Alexander Liang, Director

Alexander Liang was appointed a director of the Company on January 20, 2012. Since June 2006, Mr. Liang has been a self employed real estate valuation consultant. From July 2000 to June 2006, Mr. Liang was employed as an insurance representative with RBC Royal Bank and CF Canada Financial. Mr. Liang graduated with a Bachelor of Science degree from Simon Fraser University, British Columbia, Canada in April 1992. Mr. Liang is experienced in real estate and finance.

James Kuok, Director

James Kuok was appointed a director of the Company on April 13, 2012. Since January 2007, Mr. Kuok has been  a self employed real estate valuation and sales consultant. From July 2003 to December 2006, Mr. Kuok was employed as a financial advisor with Amity Financial. Mr. Kuok graduated with a Bachelor of Science degree from University of Winnipeg in June 1997. Mr. Kuok is experienced in real estate and finance.

Significant Employee(s)

As of April 30, 2012, the Company does not have any employee who is expected to make a significant contribution to the business of the Company.

Family Relationships

There are no family relationships, except certain family members who may become shareholders by purchasing the shares of common stock of Berkeley Coffee & Tea, Inc.

Involvement in Certain Legal Proceedings

No director or officer has filed any bankruptcy petition.

Mr. Tan became a director and President of Growers Direct Coffee, Inc. (“Growers Direct”) in November 2008 and in January 2009, Growers Direct filed for Chapter 7 Bankruptcy in Las Vegas, Nevada under the Federal Bankruptcy Code of the United States.  Growers Direct, since 2004, was involved in the sale of coffee and owned and operated a coffee roaster, Uncommon Grounds Inc., in San Francisco, California.  Mr. Tan was not the founder of Growers Direct and his involvement followed several changes in the management of Growers Direct. However, due to the recession it became impossible to obtain the necessary funding to restructure the debts of Growers Direct. Due to limited availability of funding and existing recessionary conditions in the United States, Growers Direct did not have sufficient funding to continue its operations prior to Mr. Tan’s appointment as President. Mr. Tan’s primary role after being appointed President in November 2008 was to prepare the Growers Direct for bankruptcy protection.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an Exhibit to the Company’s S-1 registration statement.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to: Berkeley Coffee & Tea, Inc., Suite 214, 1662 Highway 395 N, Minden, Nevada 89423.  Our telephone number is 011-86-15021337898, and electronic mail address is sean@dts8coffee.com

Audit Committee

Our board of directors performs the function of an audit committee that includes four directors on the board: Sean Tan, Connie Zhao, Alexander Liang and James Kuok.  The directors; Connie Zhao, Alexander Liang and James Kuok are considered to be independent. We will appoint additional independent directors to our board and committees in the future. We do not have any independent board members in our audit committee who are cconsidered to be financial experts.  We do not have an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Board of Directors

As of the date of this Report, we have four directors on the board: Sean Tan, Connie Zhao, Alexander Liang and James Kuok.  The directors; Connie Zhao, Alexander Liang and James Kuok are considered to be independent.  We will appoint additional independent directors to our board and committees in the future.  Our directors are reimbursed, however, for expenses, if any, for attendance at meetings of the board of directors. Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date. We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of April 30, 2012, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the Securities and Exchange Commission in a timely manner and provided the Company with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended April 30, 2012 and 2011. For the year ended April 30, 2012, Sean Tan, our Chief Executive Officer was paid monthly management fees of $6,000. We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees. Our directors, officers and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sean Tan President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Director	2012 2011	$72,000 $18,000	0 0	0 0	0 0	0 0	0 0	0 0	$72,000 $18,000

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date.

No remuneration is proposed to be paid in the future either directly or indirectly by the Company to any officer or director.

Employment Agreements

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s  officer and director to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party.  The Company  makes monthly management fee payments of six thousand dollars ($6,000) to Mr.  Tan, in arrears, on the last day of each month.

Compensation of Directors

The members of the Company’s Board of Directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.  As of the date of this Report, there are no other agreements or arrangements in place for the amount of annual compensation that our directors will receive in the future.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Sean Tan	$ 0	0	0	0	0	0	$ 0
Connie Zhao	$ 0	0	0	0	0	0	$ 0
Alex Liang	$ 0	0	0	0	0	0	$ 0
James Kuok	$ 0	0	0	0	0	0	$0

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options.  The Company has not adopted any equity compensation plans since it’s our inception.

Compensation Committee

As of the date of this Report, we have not established a Compensation Committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for our directors, executive officers and employees.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2012, with respect to the beneficial ownership of the common shares of the Company by (1) each director, (2) each executive officer, (3) each significant employee, (4) the directors and officers of the Company as a group, (5) and each person known by the Company to own beneficially more than five percent (5%) of the common shares the Company's common stock as of April 30, 2012.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 11,133,333 outstanding shares of our common stock as of April 30, 2012.

Class of Stock	Name of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
Common shares	Sean Tan, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Sole Director (1)	3,500,000	31.44%
Common shares	Connie Zhao(2) Director	30,000	0.26%
Common shares	Alexander Liang Director	-	-
Common shares	James Kuok Director	-	-
	Officers and Directors as a Group	3,530,000	31.70%

(1)

Sean Tan,  Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China.

(2)

 (2) Connie Zhao, 2976 E7th Avenue, Vancouver, B.C. V5M 1V3.

Changes in Control

As of the date of this Report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a “changes of control" of Berkeley Coffee & Tea, Inc. .

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

These related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Pursuant to the Purchase and Sale Agreement dated January 31, 2012, the Company  acquired one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. a corporation  organized and existing under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China from Chief Executive Officer, sole director and sole shareholder Sean Tan by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds are payable at the end of sixty (60) calendar months from April 30, 2012 or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bonds are calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012 and closed on April 30, 2012. Sean Tan owned one hundred percent (100%) of issued and outstanding capital stock of DTS8 Holdings Co. Ltd, and was the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd. Sean Tan was and remains the President and Chief Executive Officer of Berkeley Coffee & Tea, Inc. and owns, as of the date of this report, approximately 31.44% of Berkeley’s outstanding shares of common stock.

On acquisition of DTS8 Holdings Co. Ltd, we assumed a loan from Sean Tan to DTS8 Holdings Co. Ltd. As of April 30, 2012 and April 30, 2011, $120,000 and $465,558 was recorded as payable to shareholder who is our Chief Executive Officer and director. No interest payment was due. The payable to the shareholder bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

As of the date of this Report, there have been no other transactions or proposed transactions in the past two years in which the Company was or is a party to a transaction which has materially affected or will materially affect the Company in which any director, promoter, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

Review, approval or ratification of transactions with related persons

We do not currently have any conflicts of interest by or among our current officer, director or advisors.  The Company has established a Conflicts of Interest policy in its Code of Business Conduct and Ethics, requiring officers and directors to take certain precautions and actions to protect the Company from potential risks that may arise from conflicts of interests between future officers, directors, vendors or customers.  However, the Conflicts of Interest Policy contemplates a corporate structure that is not currently applicable to our Company and therefore is currently ineffective. In the future, we intend to appoint additional independent directors to our board of directors. Accordingly, conflicts of interest may arise which could influence these persons on evaluating possible acquisitions or in generally acting on behalf of the Company as a result of their respective outside business interests.  Directors are to act honestly and in good faith with a view to the best interest of the Company. In addition, directors in a conflict of interest position are required to disclose certain conflicts to the Company and to abstain from voting in connection with the matter.

To assist us in minimizing future conflicts of interest between the Company and the management, related-person, transactions must be approved by our Board of Directors composed of independent directors, who will approve the transaction only if they determine that it is in the Company’s best interests. In considering the transaction, the board of directors will consider various factors, including, as applicable: (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) our business rationale for entering into the transaction; (v) the alternatives to entering into a related-person transaction; (vi) whether the transaction is on terms no less favorable to us than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to us; (ix) valuations generated by independent third-party coffee brokers, if any, where the transaction in question is the purchase of coffee from a related party; and (x) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director independence

As of the date of this report, we have four directors on the board: Sean Tan, Connie Zhao, Alexander Liang and James Kuok.  Tthe directors; Connie Zhao, Alexander Liang and James Kuok are considered  to be independent. We will appoint additional independent directors to our board and committees in the future.  We do not have any independent board members in our audit committee who are considered to be financial experts

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended April 30, 2012 and 2011, is set forth in the table below:

Fee Category	Fiscal year ended April 30, 2012	Fiscal year ended April 30, 2011

Audit fees (1)	$43,200	$ 7,124
Audit-related fees (2)	$ -	-
Tax fees (3)	$4,600	-
All other fees (4)	-	-
Total fees	$47,800	$7,124

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

Audit Committee’s Pre-Approval Practice.

Our board of directors performs the function of an audit committee.  Section 10A(i) of the Exchange Act,  prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain minimum standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS(2)	XBRL Instance

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation

101.DEF(2)	XBRL Taxonomy Extension Definition

101.LAB(2)	XBRL Taxonomy Extension Labels

101.PRE(2)	XBRL Taxonomy Extension Presentation

(1)

Filed with the Securities and Exchange Commission on August 17, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (file no. 333-168911), which exhibit is incorporated herein by reference.

(2)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3 , 2012

BERKELEY COFFEE & TEA, INC.

By  /s/ Sean Tan

Name: Sean Tan

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sean Tan	President, Chief Executive Officer, Chief Financial Officer, Secretary and Principal Accounting Officer	August 3, 2012
Sean Tan

/s/ Connie Zhao
Connie Zhao	Director	August 3,2012

/s/ Alexander Liang
Alexander Liang	Director	August 3,2012

/s/ James Kuok
James Kuok	Director	August 3, 2012