Form 10-Q
period 2012-07-31
BERKELEY COFFEE & TEA, INC.
filed 2012-09-14
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2012

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

There were 11,133,333 shares outstanding of common stock of the registrant at July 31, 2012.

BERKELEY COFFEE & TEA, INC.

INDEX

PART I - FINANCIAL INFORMATION

4

ITEM 1 FINANCIAL STATEMENTS

4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

18

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4 CONTROLS AND PROCEDURES

24

PART II - OTHER INFORMATION

24

ITEM 1 LEGAL PROCEEDINGS

24

ITEM 1A RISK FACTORS

24

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4 MINE SAFETY DISCLOSURES

25

ITEM 5 OTHER INFORMATION

25

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BERKELEY COFFEE & TEA, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2012 and April 30 2012

Consolidated Statements of Operations for the three months ended July 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the three months July 31, 2012 and 2011

Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and 2011

Notes to the Consolidated Financial Statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	July 31,	April 30,
	2012	2012
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$87,083	$8,306
Accounts receivable	39,113	46,014
Prepaid expenses	22,990	38,543
Inventories	49,006	36,367
Total Current Assets	198,192	129,230

Property, plant and equipment, net	83,725	86,721
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,684,654	$4,618,688

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accruals	124,777	148,777
Share offering subscription	170,000	25,000
Payable to shareholder	120,000	120,000
Other payable	394,750	382,396
Total Current Liabilities	809,527	676,173

Long-term Liabilities
Bond payable, related party, net of discount $85,786	3,914,214	3,909,699
Total Liabilities	4,723,741	4,585,872

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 11,133,333 shares issued and outstanding respectively	11,133	11,133
Additional paid in capital	670,167	670,167
Accumulated deficit	(722,456)	(648,713)
Accumulated other comprehensive income	2,069	229
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(39,087)	32,816

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,684,654	$4,618,688

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Successor Three Months Ended July 31, 2012	Predecessor Three Months Ended July 31, 2011
	Unaudited	Unaudited
REVENUE
Sales	$56,172	$49,030
Cost of sales	36,950	25,387
	19,222	23,643
EXPENSES
General and administrative expenses	88,450	12,664
Amortization of discount on Bonds	4,515	-
TOTAL EXPENSES	92,965	12,664
NET INCOME/ (LOSS)	$(73,743)	$10,979

OTHER COMPREHENSIVE INCOME /(LOSS)
Foreign currency translation adjustments	2,387	(1,883)
TOTAL COMPREHENSIVE INCOME/( LOSS)	$(71,356)	$9,096

BASIC AND DILUTED NET INCOME/(LOSS) PER COMMON SHARE	$(0.01)	$1,098

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	11,133,333	10

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (SUCCESSOR)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity(Deficit)
Balance as of April 30, 2012 (audited)	11,133,333	11,133	670,167	229	(648,713)	32,816
Foreign current translation adjustment				1,840		1,840
Net loss for three months ended July 31, 2012,					(73,743)	(73,743)
Balance as of July 31, 2012 (unaudited)	11,133,333	$11,133	$670,167	$2,069	$(722,456)	$(39,087)

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Successor Three Months Ended July 31, 2012	Predecessor Three Months Ended July 31, 2011
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(73,743)	$10,979
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation	4,010	3,125
Amortization of discount on Bonds	4,515	-
Changes in operating assets and liabilities:
Accounts receivable	6,514	3,364
Prepaid expenses	15,422	(14,599)
Inventories	(12,945)	(42,992)
Accounts payable	(22,748)	64,591
Other payable	15,573	103,668
NET CASH USED IN OPERATING ACTIVITIES	(63,402)	128,136

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,865)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,865)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from share offering	145,000	-
Advances/loans from related parties	-	(97,853)
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,000	(97,853)
Effect of exchange rate changes on cash and cash equivalents	(956)	2,483

NET INCREASE (DECREASE) IN CASH	78,777	32,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$8,306	$3,649
CASH AND CASH EQUIVALENTS AT END OF YEAR	$87,083	$36,415

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Berkeley Coffee & Tea, Inc. (hereinafter "Company" “Successor” “We” “Our” or "Berkeley Coffee”) was incorporated in the State of Nevada on March 27, 2009.  We commenced limited operations of marketing and selling green bean coffee.  On April 30, 2012, we acquired one hundred (100) percent of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings” “Predecessor”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”), a corporation organized and existing, in Shanghai since January 19, 2009, under the laws of the People’s Republic of China from the sole shareholder Sean Tan by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned one hundred percent (100%) of issued and outstanding capital stock of DTS8 Holdings Co. Ltd, and was the Chief Executive Officer of DTS8 Coffee (Shanghai) Co. Ltd. Sean Tan was and remains the President and Chief Executive Officer of Berkeley Coffee & Tea, Inc. and owns, as of the date of this report, approximately 31.44% of Berkeley’s outstanding shares of common stock.

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

NOTE 2 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2012. In the opinion of management, the unaudited interim consolidated  financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The accompanying predecessor and successor unaudited interim consolidated financial statements have been prepared to present the interim consolidated  statements of financial position of Berkeley Coffee & Tea, Inc. and DTS8 Holdings Co. Ltd as of July 31, 2012, and April 30, 2012, and consolidated statements of operations and consolidated statements of changes in stockholders’ equity and consolidated cash flows for three months ended July 31 2012, and Predecessor consolidated statements of operations and consolidated cash flows of DTS8 Holdings Co. Ltd for three months ended July 31 2011, for inclusion in Berkeley Coffee & Tea, Inc.’s Corp’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying predecessor and successor financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings Co Ltd specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings Co Ltd specific basis within its books and records.  Due to the allocations and estimates used to prepare these predecessor and successor financial statements, they may not reflect the financial position, cash flows and results of operations of Berkeley Coffee & Tea, Inc. in the future or its operations, cash flows and financial position.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At April 30, 2012, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the periods ended July 31, 2012, the Successor sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Currently, the Company has received subscription proceeds totalling $170,000 from subscribers to purchase 680,000 shares of our common stock at a price of $0.25 per share. This offering was not closed as of the date of the financial statements. These funds raised from the offering will be applied to working capital.

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

Basis of Preparation

The accompanying interim consolidated financial statements of the Successor reflect the financial position of Berkeley Coffee & Tea Inc and DTS8 Holdings Co., Ltd. as of July 31, 2012. The accompanying interim consolidated financial statements reflect the results of operations and cash flows of DTS8 Holdings Co., Ltd. and its subsidiary as of July 31, 2011, and have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of July 31, 2012 and April 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2012 and April 30, 2012, cash and cash equivalents consist of cash only.

Receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three months ended July 31, 2012 and 2011 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of July 31, 2012, and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three months ended July 31, 2012.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of July 31, 2012 and April 30, 2012, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the three months ended July 31, 2012 and 2011, the Company had no advertising costs incurred.

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

Adjustments resulting from the Renminbi translation to United States Dollars, included in accumulated other comprehensive income (loss) in shareholder’s equity were $2,069 and $229 as of July 31, 2012, and April 30, 2012, respectively.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
July 31, 2012	6.3320	6.3158
April 30, 2012	6.2787	6.3758
July 31, 2011	6.4442	6.4794

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the  three months  ended July 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company financial position, results of operations, or cash flows.

NOTE 5  – INVENTORY

Inventories consist of the following:

	July 31, 2012	April 30, 2012
Green beans	$16,016	$22,827
Roasted coffee	23,487	5,582
Packing products	9,503	7,959
Total	$49,006	$36,367

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	July 31, 2012	April 30, 2012
Machinery	$94,772	$95,576
Production equipment	4,902	3,784
Vehicles	5,983	6,033
Office equipment	14,331	13,152
Leasehold improvements	14,055	14,175
Less accumulated depreciation	(50,318)	(45,999)
	$83,725	$86,721

Depreciation expenses were $4,010 and $3,125 for the three months ended July 31, 2012 and 2011 respectively.

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

The acquisition of DTS8 Holdings Co Ltd was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on management’s evaluation of their respective fair values on the acquisition date in accordance with ASC 805 and ASC 820 and there were no identifiable intangible assets acquired based on management’s evaluation. Upon acquisition, DTS8 Holdings Co. Ltd became a wholly owned subsidiary of Berkeley Coffee & Tea, Inc. The results of DTS8 Holdings Co. Ltd operations, commencing with the date of acquisition, April 30, 2012, are included in the accompanying July 31, 2012, financial statements. The purchase price was allocated as follows:

Purchase Price Paid
Bonds payable	$4,000,000
Liabilities assumed	580,022
Total Purchase Price Paid	$4,580,022

Purchase Price Allocation
Accounts receivable	$46,014
Inventory	36,367
Prepaid expenses	6,805

Property & equipment	84,252
Cash and cash equivalents	3,847
Goodwill	4,402,737
Total Purchase Price allocation	$4,580,022

NOTE 8 – GOODWILL

On April 30, 2012, Berkeley Coffee’s acquisition of DTS8 Coffee Holdings Inc. resulted in recording of a goodwill of $4,402,737. The Company did not incur any goodwill impairment adjustment for the three months ended July 31, 2012 and year ended April 30, 2012.

NOTE 9 - RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

On acquisition of DTS8 Holdings Co. Ltd, we assumed a loan from Sean Tan to DTS8 Holdings Co. Ltd. As of July 31, 2012, and April 30, 2012, $120,000 and $120,000 was recorded as payable to shareholder who is our Chief Executive Officer and director. No interest payment was due. The payable to the shareholder bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

NOTE 10 – BOND PAYABLE

On April 30, 2012, upon acquisition, DTS8 Holdings Co. Ltd, we issued a Bond Payable for $4,000,000 in favor of the vendor; Sean Tan. The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually.  The Company recognized as expense $85,786 as discount on bond payable as of July 31, 2012. The discount rate was 3.5% and will be amortized using the effective interest method over the life of the bond.

NOTE 11 – OTHER PAYABLE

The amounts owned as Other Payable as of July 31, 2012, and April 30, 2012, were $394,750 and $382,396. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee roasting facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  The lease commenced on August 1, 2011 and expires on July 31, 2013. Lease expenses were $ 8,600 and $8,600 for the three months ended July 31, 2012.  Future lease payments required subsequent to July 31, 2012, are as follows:

Years	Amount
April 30, 2013	$25,802
July 31, 2013	$8,600

NOTE 13 - COMMON STOCK (SUCCESSOR))

At July 31, 2012, the authorized capital was 75,000,000 common shares with a par value of $0.001 and 11,133,333 common shares were issued and outstanding.

NOTE 14 - CONTRACTS AND AGREEMENTS

On October 4, 2011, the Company entered into an agreement with the Company’s attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. For the three months to July 31, 2012, $10,485 was expensed as legal fees and balance of $21,253 is considered as a prepayment for services to be rendered in the future.

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

NOTE 15 – SHARE OFFERING SUBSCRIPTION

Share offering proceeds received by the Company from subscribers to purchase 680,000 shares of our common stock at a price of $0.25 per share for gross proceeds of $170,000, are recorded as a current liability untill the offering is closed and subscribed shares are issued to the investors.  This offering was not closed as of July 31, 2012.

NOTE 16 – CONCENTRATION RISK

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

As of July 31, 2012, approximately ninety percent of our revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue

NOTE 17 – SUBSEQUENT EVENTS

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

This report contains “forward-looking statements” that involve risk and uncertainties.  Berkeley Coffee & Tea, Inc. uses forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements. Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on current beliefs, expectations and assumptions of the Company. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to get customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report on Form 10-Q. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

Review of operations

Following our acquisition of DTS8 Holdings Co. Ltd on April 30, 2012, we expanded our product offering to roasted coffee. Now, the Company generates revenue from the sale of gourmet roasted whole and ground coffee in China. Currently, we are marketing and promoting the DTS8 Coffee brand across China and selling to customers in the wholesale and coffee services networks, in order to improve revenue and profitability. DTS8 Coffee’s expansion strategy is to grow in a controlled manner by developing its own DTS8 Coffee brand and by enhancing the brand's image and quality reputation. The combination of DTS8’s brand, a differentiated gourmet roasted coffee based on superior quality and strategic expansion into select channels of distribution in different geographic territories creates potential opportunities for growth. The Company also believes that its commitment to quality will establish a high degree of repeat business and customer loyalty.

Results of Operation

The accompanying predecessor and successor interim consolidated financial statements have been prepared to present the interim consolidated statements of financial position of Berkeley Coffee & Tea, Inc. and DTS8 Holdings Co. Ltd as of July 31, 2012 and April 30, 2012, and the consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated cash flows for the three months ended July 31, 2012, and the consolidated statements of operations, and consolidated cash flows of DTS8 Holdings Co. Ltd. for the three months ended July 31, 2011, for inclusion in Berkeley Coffee & Tea, Inc.’s Corp’s Form 10-Q for purposes of the interim consolidated statements of operations,  interim consolidated statements of changes in stockholders’ equity and interim consolidated cash flows complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying predecessor and successor financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings Co Ltd specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings Co Ltd, specific basis within its books and records. Due to the allocations and estimates used to prepare these financial statements, they may not reflect the financial position, cash flows and results of operations of Berkeley Coffee & Tea, Inc. in the future or its operations, cash flows and financial position.

Sales for the three months ended July 31, 2012 and 2011, were $56,172, compared to $49,030. The increase is attributable to an increase in sales to existing and new wholesale customers. Cost of sales was $36,950 and $25,387 and our gross margins for the three months ended July 21, 2012 and 2011 were $19,222 (34% of sale) and $23,643 (48% of sales). The gross margin changes are due to the increased cost of sales resulting from increasing raw coffee prices. Our expenses were $92,965 and $12,664 for the three months ended July 31, 2012, and 2011. The expenses for July 31, 2012, increased due to acquisition related cost and increase in operating expenses due to higher office and administration costs and amortization of discount on Bonds of $4,515. We incurred a loss of $73,743 for the three months ended July 31, 2012, compared to profit of $10,979 (22% of sale) for the three months ended July 31, 2011.  The currency translation adjustments were $2,387 and $1,883. Consequently, our loss for three months to July 31, 2012 was $71,356 and profit of $9,096 (19% of sales) for the three months to July 31, 2011.

Liquidity and Capital Resources

Provided below is selected financial data about our Company for three months ended July 31, 2012, and year ended April 30, 2012. Financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	July 31, 2012	April 30, 2012
Cash	$87,083	$8,306
Total assets	$4,684,654	$4,618,688
Total liabilities	$4,723,741	$4,585,872
Stockholders’ equity	$(39,087)	$32,816

As of July 31, 2012, we had $87,083 cash in the bank, receivables of $39,113, inventory of $49,006, and prepaid expense of $22,990 while our accounts payable and accruals were $124,777, share offering subscription

$170,000, and payable to shareholder $120,000 and Other payable $394,750. We recorded $4,402,737 as goodwill from the acquisition of DTS8 Holdings Co. Ltd. and had bond payable of $ 3,914,214. Since our inception on March 27, 2009, we have incurred accumulated losses of $722,456 to July 31, 2012. On acquisition of DTS8 Coffee, we issued bond payable to the vendor, Sean Tan, our Chief Executive Officer, for $4,000,000.  The bonds are payable at the end of sixty (60) calendar months; April 29, 2017, or earlier on a mutually agreed date.  The bonds payable bear an interest rate of three percent (3%) per annum.  Interest on the bond are calculated, accrued and paid annually. A discount charge of $85,786 was recorded as of July 31, 2012.  For continued operations, as of the date of this Report, we have received subscription proceeds totaling $170,000 from subscribers to purchase 680,000 shares of our common stock at a price of $0.25 per share. The offering was not closed as of the date of this Report.  These funds raised from the offering will be applied to working capital.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. As of July 31, 2012, the Company had an accumulated deficit of $722,456, limited cash and unprofitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. As of the date of this Report, we have received subscription proceeds of $170,000 from subscribers to purchase 680,000 shares of our common stock at a price of $0.25 per share. The offering was not closed as of the date of this Report. These funds raised from the offering will be applied to working capital. Success of the $170,000 financing has mitigated these factors; however, any failure to generate revenue and profits will raise substantial doubt about the Company's ability to continue as a going concern.

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

Seasonality and Other Factors That May Affect Our Future Results

Historically, coffee consumption is affected by weather seasons in China. We have experienced increased sales during the winter season, and a decline in sales, compared to winter sales, during the summer season in China. Our quarterly revenues are affected by seasonality but we may conceal the impact of the seasonal influences due to the growth in our revenue. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

The availability and price of high quality Arabica coffee beans could impact our profitability and growth of our business. Our principal raw material is green coffee beans. We source our green coffee beans from coffee farmers and brokers. Although most coffee beans are traded in the commodity market, the high-grade Arabica coffee beans we buy tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. If we are unable to source sufficient quantities of green coffee beans to meet our demands for growth and expansion, then our business could be negatively impacted.

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

Our roasting methods are not proprietary but are essential to the quality of our coffee, and our business would suffer if our competitors were able to duplicate them. We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our DTS8 Coffee brand. Because our roasting methods cannot be patented, we are unable to prevent competitors from copying our roasting methods if such methods became known. If our competitors copy our roasting methods, we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

Our operations in Shanghai, China, may be adversely affected by factors outside of our control. As a result, our business and operations are subject to a number of additional risks, including international economic and political conditions and the possibility of instability, differing cultures and consumer preferences, corruption, anti-American sentiment, diverse government regulations and tax systems, currency regulations and fluctuations and uncertain. Although we believe we have obtained all the requisite approvals to do business in China, there is no assurance that we would be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to our business and operations.

Since our business is highly dependent on a single product; gourmet roasted coffee, we are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results. Competition in the gourmet coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors or potential competitors have substantially greater financial, marketing and operating resources, which may allow them to react to changes in pricing generally better than we can. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, and declining revenue. With limited operating capital in a rapidly evolving and highly competitive coffee industry, we will encounter financial difficulties.

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

The coffee market in China is highly fragmented, and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution to retailers, coffee shops, commercial roasters, gourmet retailers and coffee brokers. We have only begun to penetrate those markets which give other competitors advantages over us based on their earlier entry into these distribution markets.  Since our business strategy is centered on a single product, coffee, if the demand for coffee decreases, our business could suffer. Additionally, if we fail to continue developing and maintaining the quality of the coffee we sell, our business revenue and profitability could be adversely affected.

We have only one coffee roasting facility. A significant interruption in the operation of our roasting and warehousing facility could potentially disrupt our operations. Our roasting and warehousing facility is located in Shanghai, China, A significant interruption as a result of a natural disaster, technical or labor difficulties, fire or other causes could cause a shortage of coffee for our customers and significantly impair our ability to operate our business.

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

Our ability to continue with our business is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report for the year ended April 30, 2012, as a result of our limited revenue and accumulated losses. There are no assurances that we may be successful in generating any additional revenue. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

As of the date of this Report, our Chairman and Chief Executive Officer owns’ approximately 31.44% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by our officer and director. Our officer and director can control matters requiring approval by our stockholders, including the election of directors. Moreover, if our officer and director elects’ to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July 31, 2012. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

– None –

Stock Repurchase

The Company does not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

– None –

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, the Company’s management are unaware of any additional information to be reported on Form 8-K during the quarter of ended July 31, 2012.

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
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary, Controller and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 12, 2012