Form 10-Q
period 2012-10-31
BERKELEY COFFEE & TEA, INC.
filed 2012-12-13
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2012

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

There were 11,813,333 shares outstanding of common stock of the registrant at October 31, 2012.

BERKELEY COFFEE & TEA, INC.

INDEX

PART I - FINANCIAL INFORMATION

4

ITEM 1 FINANCIAL STATEMENTS

4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

18

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4 CONTROLS AND PROCEDURES

24

PART II - OTHER INFORMATION

25

ITEM 1 LEGAL PROCEEDINGS

25

ITEM 1A RISK FACTORS

25

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4 MINE SAFETY DISCLOSURES

25

ITEM 5 OTHER INFORMATION

25

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BERKELEY COFFEE & TEA, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2012 and April 30, 2012

Consolidated Statements of Operations for the three and six months ended October 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the six months ended October 31, 2012 and 2011

Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and 2011

Notes to the Consolidated Financial Statements

 BERKELEY COFFEE & TEA, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	October 31, 2012	April 30, 2012
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$14,502	$8,306
Accounts receivable	49,576	46,014
Prepaid expenses	21,366	38,543
Inventories	23,081	36,367
Total Current Assets	108,525	129,230

Property, plant and equipment, net	80,706	86,721
Investment	27,764	-
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,619,732	$4,618,688

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accruals	$140,490	$148,777
Share offering subscription	-	25,000
Payable to shareholder	120,000	120,000
Other payable	420,552	382,396
Total Current Liabilities	681,042	676,173

Long-term Liabilities
Bond payable, related party, net of discount $81,271 and $90,301 respectively	3,918,729	3,909,699
Total Liabilities	4,599,771	4,585,872

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 11,813,333 and 11,133,333 shares issued and outstanding as of October 31, 2012 and April 30, 2012, respectively	11,813	11,133
Additional paid in capital	839,487	670,167
Accumulated deficit	(832,235)	(648,713)
Accumulated other comprehensive income	896	229
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	19,961	32,816

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,619,732	$4,618,688

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Successor Three Months Ended October 31, 2012	Predecessor Three Months Ended October 31, 2011	Successor Six Months Ended October 31, 2012	Predecessor Six Months Ended October 31, 2011
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE
Sales	$63,621	$53,629	$119,793	$102,659
Cost of sales	66,647	35,725	103,597	61,112
	(3,026)	17,904	16,196	41,547
EXPENSES
General and administrative expenses	102,238	29,657	190,688	42,321
Amortization of discount on Bonds	4,515	-	9,030	-
TOTAL EXPENSES	106,753	29,657	199,718	42,321
NET INCOME/ (LOSS)	$(109,779)	$(11,753)	$(183,522)	$(774)

OTHER COMPREHENSIVE INCOME /(LOSS)
Foreign currency translation adjustments	(1,498)	(4,476)	889	(6,359)
TOTAL COMPREHENSIVE INCOME/( LOSS)	$(111,277)	$(16,229)	$(182,633)	$(7,133)

BASIC AND DILUTED NET INCOME/(LOSS) PER COMMON SHARE	$(0.01)	$(1,175)	$(0.02)	$(77)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	11,362,463	10	11,247,898	10

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (SUCCESSOR)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2012	11,133,333	$11,133	$670,167	$229	$(648,713)	$32,816
Stock issued for cash at $0.25 per share	680,000	680	169,320			170,000
Foreign current translation adjustment				667		667
Net loss for six months ended October 31, 2012					(183,522)	(183,522)
Balance as of October 31, 2012 (unaudited)	11,813,333	$11,813	$839,487	$896	$(832,235)	$19,961

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Six Months Ended October 31, 2012	Predecessor Six Months Ended October 31, 2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(183,522)	$(774)
Adjustments to reconcile net/(loss) to net cash provided by operating activities:

Depreciation	7,575	8,769
Amortization of discount on Bonds	9,030	-
Changes in operating assets and liabilities:
Accounts receivable	(3,719)	(19,800)
Prepaid expenses	17,118	(27,743)
Inventories	13,162	(53,438)
Accounts payable	(7,779)	77,451
Other payable	39,461	116,759
NET CASH USED IN OPERATING ACTIVITIES	(108,674)	101,224

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,874)	(949)
Investment	(27,764)	-
NET CASH USED IN INVESTING ACTIVITIES	(29,638)	(949)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	170,000	-
Refund of share offering subscription	(25,000)	-
Repayments to related parties	-	(102,018)
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,000	(102,018)
Effect of exchange rate changes on cash and cash equivalents	(492)	4,362

NET INCREASE (DECREASE) IN CASH	6,196	2,619
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,306	3,649
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,502	$6,268

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BERKELEY COFFEE & TEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Berkeley Coffee & Tea, Inc. (the "Company") was incorporated in the State of Nevada on March 27, 2009.  The Company commenced limited operations of marketing and selling green bean coffee. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008 under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds are payable at the end of sixty (60) calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond is calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of DTS8 Coffee. Sean Tan was and remains the President and Chief Executive Officer of the Company and owns, as of the date of this report, approximately 29.63% of the Company’s outstanding shares of common stock.

DTS8 Holdings, through its subsidiary DTS8 Coffee, is a gourmet coffee roasting company established in June 2008. DTS8 Coffee’s office and roasting factory is located in Shanghai, China. DTS8 Coffee is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi-location coffee shops, and offices.

Successor company references herein relate to the Company and its subsidiaries.

Predecessor company references herein are referring to consolidated information pertaining to DTS8 Holdings and its wholly-owned subsidiary DTS8 Coffee.

NOTE 2 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended April 30, 2012. In the opinion of management, the unaudited interim consolidated financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The accompanying predecessor and successor unaudited interim consolidated financial statements have been prepared to present the interim consolidated  statements of financial position of the Company and DTS8 Holdings as of October 31, 2012, and April 30, 2012; the consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company and DTS8 Holdings for the six months ended October 31, 2012, and the consolidated statements of operations and consolidated cash flows of DTS8 Holdings for the six months ended October 31, 2011, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying predecessor and successor financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings’ specific basis within its books and records.  Due to the allocations and estimates used to prepare these predecessor and successor financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At October 31, 2012, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the period ended October 31, 2012, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Preparation

The accompanying interim consolidated financial statements of the Company reflect the financial position of the Company and DTS8 Holdings as of October 31, 2012. The accompanying interim consolidated financial statements reflect the results of operations and cash flows of DTS8 Holdings and its subsidiary DTS8 Coffee as of October 31, 2011, and have been prepared in accordance with US GAAP.

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and DTS8 Holdings. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of October 31, 2012 and April 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2012 and April 30, 2012, cash and cash equivalents consist of cash only.

Receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six months ended October 31, 2012 and 2011 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of October 31, 2012, and 2011, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method on the weighted average basis. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventories principally consist of green coffee beans, roasted coffee beans and packing supplies.

Property and Equipment

Property and equipment are recorded at cost. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on straight-line basis over their estimated useful lives as set out below. Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

	Useful life	Residual value
Machinery equipment	10 years	10%
Office equipment	5 years	10%
Production equipment	5 years	10%
Vehicles	4 years	10%

Leasehold Improvements	3 years	0%

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the six months ended October 31, 2012.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of October 31, 2012 and April 30, 2012, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the six months ended October 31, 2012, and 2011, the Company did not incur any advertising and promotion costs.

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

Foreign Currency Translation

The Company’s functional and reporting currency is United States Dollars (“USD”). The functional currency of the Company’s subsidiary, DTS8 Coffee, in the People’s Republic of China is the Chinese currency Renminbi (“RMB”). Since RMB is not freely convertible into foreign currencies, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

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

For financial reporting purposes, the financial statements of the Company’s subsidiary DTS8 Coffee in the People’s Republic of China is maintained in RMB and translated into the Company’s reporting currency USD. Balance sheet accounts with the exception of equity are translated using the closing exchange rate in effect at the balance sheet date, income and expense accounts are translated using the average exchange rate prevailing during the reporting period and the equity accounts were stated at their historical exchange rate.

Adjustments resulting from RMB translation to USD included in accumulated other comprehensive income/(loss) in shareholder’s equity were $896 and $229 as of October 31, 2012, and April 30, 2012, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
October 31, 2012	6.3002	6.3239
April 30, 2012	6.2787	6.3758
October 31, 2011	6.3233	6.4338

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the six months ended October 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5  – INVENTORY

Inventories consist of the following:

	October 31, 2012	April 30, 2012
Green beans	$9,733	$22,827
Roasted coffee	5,117	5,582
Packing products	8,231	7,959
Total	$23,081	$36,367

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	October 31, 2012	April 30, 2012
Machinery	$95,250	$95,576
Production equipment	4,926	3,784
Vehicles	6,013	6,033
Office equipment	14,388	13,152
Leasehold improvements	14,127	14,175
Less accumulated depreciation	(53,998)	(45,999)
	$80,706	$86,721

Depreciation expenses were $7,575 and $8,769 for the six months ended October 31, 2012 and 2011 respectively.

NOTE 7 - ACQUISITION OF DTS8 HOLDINGS CO., LTD.

The Company acquired one hundred percent (100%) of the issued and outstanding shares of DTS8 Holdings for $4,000,000 by issuing a bond payable for $4,000,000 to the vendor and assumed $580,022 in current liabilities on April 30, 2012. DTS8 Holdings, through its subsidiary DTS8 Coffee, is a gourmet coffee roasting company established in June 2008. DTS8 Coffee’s office and roasting factory is located in Shanghai, China. DTS8 Coffee is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi location coffee shops, offices and homes. The acquisition provides the Company with diversification as it enters into a new revenue stream of roasted coffees in Shanghai, China, compared to raw green coffee beans only. The Company also gains immediate access into the domestic Chinese coffee market. It creates a horizontally integrated coffee company in Shanghai, China with operations in two different geographic markets: the United States and China. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification.

The acquisition of DTS8 Holdings was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on management’s evaluation of their respective fair values on the acquisition date in accordance with ASC 805 and ASC 820 and there were no identifiable intangible assets acquired based on management’s evaluation. Upon acquisition, DTS8 Holdings became a wholly owned subsidiary of the Company. The results of DTS8 Holdings’ operations, commencing with the date of acquisition, April 30, 2012, are included in the accompanying October 31, 2012, financial statements. The purchase price was allocated as follows:

Purchase Price Paid
Bonds payable	$4,000,000
Liabilities assumed	580,022
Total Purchase Price Paid	$4,580,022

Purchase Price Allocation
Accounts receivable	$46,014
Inventory	36,367
Prepaid expenses	6,805
Property & equipment	84,252
Cash and cash equivalents	3,847
Goodwill	4,402,737
Total Purchase Price allocation	$4,580,022

NOTE 8 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737. The Company did not incur any goodwill impairment adjustment for the six months ended October 31, 2012, and year ended April 30, 2012.

NOTE 9 - RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of October 31, 2012, and April 30, 2012, $120,000 and $120,000 was recorded as payable to shareholder who is the Company’s Chief Executive Officer and director. No interest payment was due. The payable to the shareholder bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

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

NOTE 10 – BOND PAYABLE

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company issued a bond payable for $4,000,000 in favor of the vendor; Sean Tan. The bonds are payable at the end of sixty (60) calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bond are calculated, accrued and paid annually.  The Company recognized $81,271 as discount on bond payable as of October 31, 2012. The discount rate was 3.5% and will be amortized using the effective interest method over the life of the bond.

NOTE 11 – OTHER PAYABLE

The amounts owned by the Company as Other Payable as of October 31, 2012, and April 30, 2012, were $420,552 and $382,396, respectively. These amounts are unsecured, non-interest bearing, have no fixed term of repayment, and are repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee roasting facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  A new lease commenced on October 1, 2012 and expires on September 30, 2013. Lease expenses were $16,258 and $16,553 for the six months ended October 31, 2012 and 2011, respectively.  Future lease payments required subsequent to October 31, 2012, are as follows:

Years	Amount
April 30, 2013	$9,962
September 30, 2013	$17,078

NOTE 13 - COMMON STOCK (SUCCESSOR))

At October 31, 2012, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 11,813,333 shares were issued and outstanding.

In October 2012, the Company issued 680,000 shares of common stock at $0.25 per share for cash proceeds of $170,000.

NOTE 14 - CONTRACTS AND AGREEMENTS

On October 4, 2011, the Company entered into an agreement with the Company’s attorney, to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. For the six months to October 31, 2012, $22,497 was expensed as legal fees and balance of $9,241 is considered as a prepayment for services to be rendered in the future.

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

As of October 31, 2012, approximately ninety percent (90%) of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated the subsequent events from the balance sheet date through the date the financial statements were issued, and determined that no significant events have occurred.

Cautionary statements regarding forward-looking information

All references in this Report to the “Company,” “we,” “us,” or “our” are to Berkeley Coffee & Tea, Inc. and its 100% owned subsidiary DTS8 Holdings Co. Ltd. (“DTS8 Holdings”), which owns 100% of DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”).

This report contains “forward-looking statements” that involve risk and uncertainties.  We use forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements. Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. These statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to acquire customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, and the fact that we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report on Form 10-Q. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Operations

During the second quarter, we obtained an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel Brand 100% Colombian Coffee in the People Republic of China, Taiwan, Thailand, Vietnam, Cambodia, Laos, Philippines, Myanmar, Indonesia, East Timor, Hong Kong, Macau, Malaysia, Singapore and Brunei. We will pay a license fee for all coffee sold under the Don Manuel Brand.  The license is valid for five (5) years and will expire November 1, 2017.  Don Manuel Brand 100% Colombian Coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth bodied coffee with sweet-toned syrupy notes and chocolate. The coffee has a balanced acidity and a smooth, clean finish.

The Don Manuel Brand is widely distributed and sold in United States, and its addition to our portfolio complements our DTS8 Coffee brand which is roasted, marketed and sold to customers in Shanghai and other part of China.  The combination of the Don Manuel and DTS8 Coffee brands allows for growth opportunities into select channels of distribution in China and different geographic territories and creates potential opportunities for growth of our business. According to research firm Euromonitor International, the coffee market in China experienced strong volume growth in fresh roasted coffee in 2011. The retail coffee shops are gaining popularity and more coffee shops in major cities are opening to cater to coffee drinking habits, especially among young consumers and office workers. Starbucks has indicated that it will have 1,500 stores in more than 70 cities in China by the end of 2012, and estimates that China will be its second largest market by 2014. The rising population, urbanization, disposal income and urban consumer spending, together with changing lifestyle choices and a young population are drivers of the coffee demand and growth in China.

As of October 31, 2012, we had invested $27,764 to establish another subsidiary called DTS8 Coffee (Huzhou) Co. Ltd. in Huzhou, Zhejiang Province, China, which is approximately a two hour drive from Shanghai. Under the new subsidiary, we are in the process of establishing a new roasting facility which will be used to roast and sell coffee to other parts of China. We will own one hundred percent (100%) of the issued and outstanding shares of the new company.  The incorporation and licensing were not completed as of the date of this Report.

Results of Operations

Sales for the six months ended October 31, 2012 and 2011 were $119,793 compared to $102,659. The increase of about 16.7% is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $103,597 and $61,112, respectively, and our gross margins for the six months ended October 31, 2012 and 2011 were $16,196 (14% of sale) and $41,547 (40% of sales). The gross margin changes are due to the increased cost of sales resulting from increasing raw coffee prices and additional costs to roast coffee off premises while we were reorganizing our factory and operations. Our expenses were $199,718 and $42,321 for the six months ended October 31, 2012 and 2011. The expenses for October 31, 2012 increased due to an increase in operating expenses from higher office and administration costs and an amortization of discount on bonds of $9,030. We incurred losses of $183,522 and $774 during the six months ended October 31, 2012 and 2011. The currency translation adjustments were a gain of $889 and loss of $6,359, respectively. Consequently, our losses for the six months ended October 31, 2012 and 2011 were $182,633 and $7,133.

Our sales for the three months ended October 31, 2012 and 2011 were $63,621 compared to $53,629. The increase of about 18.6 % is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $66,647 and $35,725, respectively, and our gross margins for the three months ended October 31, 2012 and 2011 were loss of $3,026 and profit of $17,904 (33% of sales). The gross margin changes are due to increased costs associated with roasting coffee off premises while we were reorganizing our factory and operations. Our expenses were $106,753 and $29,657for the six months ended October 31, 2012 and 2011. The expenses for October 31, 2012 increased due to an increase in operating expenses from higher office and administration costs and an amortization of discount on bonds of $4,515. We incurred losses of $109,779 and $11,753 during the three months ended October 31, 2012 and 2011. The currency translation adjustments losses were $1,498 and $4,476, respectively. Consequently, our losses for the three months ended October 31, 2012 and 2011 were $111,277 and $16,229.

 Liquidity and Capital Resources

Provided below are selected financial data about us for the six months ended October 31, 2012 and year ended April 30, 2012. The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	October 31, 2012	April 30, 2012
Cash	$14,502	$8,306
Total assets	$4,619,732	$4,618,688
Total liabilities	$4,599,771	$4,585,872
Stockholders’ equity	$19,961	$32,816

As of October 31, 2012, we had $14,502 in cash in the bank, receivables of $49,576, inventory of $23,081 and prepaid expenses of $21,366, while our accounts payable and accruals were $140,490, payables to shareholder $120,000 and other payables $420,552. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings and a bond payable of $3,918,729. Since our inception on March 27, 2009, we have incurred accumulated losses of $832,235 to October 31, 2012. Upon our acquisition of DTS8 Coffee, we issued bonds payable to the vendor, Sean Tan, our Chief Executive Officer, for $4,000,000.  The bonds are payable at the end of sixty (60) calendar months, April 29, 2017, or earlier on a mutually agreed date.  The bonds payable bear an interest rate of three percent (3%) per annum. Interest on the bonds is calculated, accrued and paid annually. A discount charge of $81,271 was recorded as of October 31, 2012.  In October 2012, we received $170,000 from an offering of 680,000 shares of our common stock at a price of $0.25 per share. The $170,000 raised from the offering was applied to working capital.

We invested $27,764 to establish another subsidiary DTS8 Coffee (Huzhou) Co. Ltd. to be located in Huzhou, Zhejiang Province, China. We will own one hundred percent (100%) of the issued and outstanding shares of the new company. The incorporation and licensing process were not completed as of the date of this Report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. As of October 31, 2012, the Company had an accumulated deficit of $832,235, limited cash and unprofitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 of the notes to the financial statements included in this Report.

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

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

As of the date of this Report, our Chairman and Chief Executive Officer owns’ approximately 29.63% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for the Company to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by our officer and director. Our officer and director can control matters requiring approval by our stockholders, including the election of directors. Moreover, if our officer and director elects’ to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51)(A) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share.  The Company will be considered a penny stock under said Act.  A purchase of a penny stock is an extremely high risk stock purchase that could result in the entire loss of an individual’s investment.  Since the Company stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock.  This could severely limit the ability to create a market for shares of the Company’s stock and make it difficult for an investor to liquidate his or her shares.

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report, being October 31, 2012. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

Disclosure controls are those controls and other procedures designed to ensure information we are required to disclose in the reports we file pursuant to the Exchange Act is correctly recorded, processed, summarized and reported. We maintain a system of internal accounting controls that is designed to provide reasonable assurance assets are safeguarded and transactions are executed and properly recorded in accordance with management’s authorization. This system is continually reviewed and augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

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

Changes in Internal Control over Financial Reporting

Based upon their evaluation of our controls over financial reporting, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, our principal executive officer and principal accounting officer have concluded that our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, we issued 680,000 restricted shares of common stock to three investors at a price of $0.25 per share for total cash proceeds of $170,000. These shares are exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (“Act”) and Section 4(2) of the Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to only three investors who we believe are capable of evaluating the merits and risks of an investment in our common stock. The gross proceeds of $170,000 were used for working capital.

Stock Repurchase

The Company does not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

– None –.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, the Company’s management are unaware of any additional information to be reported on Form 8-K during the quarter ended October 31, 2012.

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

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKELEY COFFEE & TEA, INC.

By:	/s/ Sean Tan
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 12, 2012