Form 10-Q
period 2013-01-31
DTS8 COFFEE COMPANY, LTD.
filed 2013-03-18
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-54493

DTS8 COFFEE COMPANY, LTD.

(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building B, #439, Jinyuan Ba Lu, Jiangqiao Town

Jiading District, Shanghai, 201812, China

(Address of principal executive offices) (Zip Code)

011-86-15021337898

(Registrant’s telephone number, including area code)

 BERKELEY COFFEE & TEA, INC.

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

There were 26,273,333 shares outstanding of common stock of the registrant at January 31, 2013.

 DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

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

24

ITEM 1A RISK FACTORS

24

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4 MINE SAFETY DISCLOSURES

24

ITEM 5 OTHER INFORMATION

24

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

 CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2013 and April 30, 2012

Consolidated Statements of Operations for the three and nine months ended January 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the nine months ended January 31, 2013 and April 30, 2012

Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and 2012

Notes to the Consolidated Financial Statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	January 31, 2013	April 30, 2012
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$4,145	$8,306
Accounts receivable	47,476	46,014
Prepaid expenses	1,384	38,543
Inventories	45,005	36,367
Total Current Assets	98,010	129,230

Property, plant and equipment, net	77,523	86,721
Investment	50,437	-
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,628,707	$4,618,688

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accruals	$103,411	$148,777
Share offering subscription	-	25,000
Payable to shareholder	120,000	120,000
Other payable	437,863	382,396
Total Current Liabilities	661,274	676,173

Long-term Liabilities
Bond payable, related party, net of discount of $0, and $90,301 respectively	-	3,909,699
Total Liabilities	661,274	4,585,872

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 26,273,333 and 11,133,333 shares issued and outstanding as of January 31, 2013 and April 30, 2012, respectively	26,273	11,133
Additional paid in capital	5,586,027	670,167
Accumulated deficit	(1,645,099)	(648,713)
Accumulated other comprehensive income	232	229
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,967,433	32,816

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,628,707	$4,618,688

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Three Months Ended January 31, 2013	Predecessor Three Months Ended January 31, 2012	Successor Nine Months Ended January 31, 2013	Predecessor Nine Months Ended January 31, 2012
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE
Sales	$65,463	$59,270	$185,256	$161,929
Cost of sales	31,994	26,676	135,591	87,788
	33,469	32,594	49,665	74,141
EXPENSES
General and administrative expenses	345,857	38,957	544,874	81,278
TOTAL EXPENSES	345,857	38,957	544,874	81,278

INCOME FROM OPERATIONS	(312,388)	(6,363)	(495,209)	(7,137)
Loss on bond conversion	408,000	-	408,000	-
Bond interest & amortization expenses	92,040	-	92,040	-
INCOME/ (LOSS) BEFORE INCOME TAX	(812,428)	(6,363)	(995,249)	(7,137)

Income tax expenses	436	-	1,137	-
NET INCOME/ (LOSS)	$(812,864)	$(6,363)	$(996,386)	$(7,137)

OTHER COMPREHENSIVE INCOME /(LOSS)
Foreign currency translation adjustments	(886)	(524)	3	(6,883)
TOTAL COMPREHENSIVE INCOME/( LOSS)	$(813,750)	$(6,887)	$(996,383)	$(14,020)

BASIC AND DILUTED NET INCOME/(LOSS) PER COMMON SHARE	$(0.05)	$(636)	$(0.08)	$(714)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	16,979,420	10	13,158,405	10

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (SUCCESSOR)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2012	11,133,333	$11,133	$670,167	$229	$(648,713)	$32,816
Stock issued for cash at $0.25 per share	680,000	680	169,320			170,000
Stock issued for services at $0.30 per share	360,000	360	107,640			108,000
Stock issued for services at $0.33 per share	500,000	500	164,500			165,000
Stock issued for payment of bond and accrued interest at deemed $0.33 per share	13,600,000	13,600	4,474,400			4,488,000
Foreign current translation adjustment				3		3
Net loss for nine months ended January 31, 2013					(996,386)	(996,386)
Balance as of January 31, 2013 (unaudited)	26,273,333	$26,273	$5,586,027	$232	$(1,645,099)	$3,967,433

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Nine Months Ended January 31, 2013		Predecessor Nine Months Ended January 31, 2012
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(996,386)		$(7,137)
Adjustments to reconcile net/(loss) to net cash provided by operating activities:
Depreciation	10,559		13,256
Common shares issued for services	273,000		-
Amortization of discount on bonds	12,040		-
Common shares issued for bond interest	80,000		-
Loss on bond conversion	408,000		-
Changes in operating assets and liabilities:
Accounts receivable	(1,460)		(17,528)
Prepaid expenses	36,962		(3,875)
Inventories	(8,598)		(60,448)
Accounts payable	34,886		63,683
Other payable	55,230		23,034
NET CASH USED IN OPERATING ACTIVITIES	(95,766)		10,985

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,871)		(937)
Investment	(50,178)		-
NET CASH USED IN INVESTING ACTIVITIES	(52,049)		(937)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	170,000		-
Refund of share offering subscription	(25,000)		-
Repayments to related parties	-		(8,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,000		(8,025)
Effect of exchange rate changes on cash and cash equivalents	(1,346)		3,403
NET INCREASE (DECREASE) IN CASH	(4,161)		5,426
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,306		3,649
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,145		$9,075

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$1,137		$-
Interest paid	$-	$
Non cash transaction:
Common stock issued for services, bond and interest	$4,761,000		-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (previously Berkeley Coffee & Tea, Inc.) (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008 under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing four million dollars ($4,000,000) of bonds payable in favor of Sean Tan. The bonds were payable at the end of sixty (60) calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of three percent (3%) per annum.  Interest on the bonds was calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of DTS8 Coffee. Sean Tan was and remains the President and Chief Executive Officer of the Company and owns, as of the date of this report, approximately 63.30% of the Company’s outstanding shares of common stock. In January 2013, the Company paid the outstanding the bonds by issuance of 13,600,000 restricted shares of the Company’s common stock to Sean Tan. The shares were issued at a price of $0.30 per share as a payment of the bonds of $4,000,000, plus accrued interest of $80,000, for a total payment of $4,080,000.

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

Predecessor company references herein refer to consolidated information pertaining to DTS8 Holdings and its wholly-owned subsidiary DTS8 Coffee.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended April 30, 2012. In the opinion of management, the unaudited interim consolidated financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The accompanying unaudited interim consolidated financial statements have been prepared to present the interim consolidated  statements of financial position of the Company and DTS8 Holdings as of January 31, 2013, and April 30, 2012; the consolidated statements of operations, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company and DTS8 Holdings for the nine  months ended January 31, 2013, and the consolidated statements of operations and consolidated cash flows of DTS8 Holdings for the nine months ended January 31, 2012, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings’ specific basis within its books and records.  Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At January 31, 2013, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the period ended January 31, 2013, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying interim unaudited consolidated financial statements reflect the financial position of the Company and DTS8 Holdings as of January 31, 2013. The accompanying interim unaudited consolidated financial statements reflect the results of operations and cash flows of DTS8 Holdings and its subsidiary DTS8 Coffee as of January 31, 2012, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of January 31, 2013, and April 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2013 and April 30, 2012, cash and cash equivalents consist of cash only.

Receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine months ended January 31, 2013, and 2012 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of January 31, 2013, and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the nine months ended January 31, 2013.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of January 31, 2013 and April 30, 2012, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the nine months ended January 31, 2013, and 2012, the Company did not incur any advertising and promotion costs.

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

Comprehensive Income

The Company has adopted ASC 220, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders' equity, in other comprehensive income. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

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

Adjustments resulting from RMB translation to USD included in accumulated other comprehensive income/ (loss) in shareholder’s equity were $232 and $229 as of January 31, 2013, and April 30, 2012, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
January 31, 2013	6.2795	6.3120
April 30, 2012	6.2787	6.3758
January 31, 2012	6.3115	6.4002

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the nine months ended January 31, 2013, and 2012.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5  – INVENTORY

Inventories consist of the following:

	January 31, 2013	April 30, 2012
Green beans	$27,420	$22,827
Roasted coffee	9,025	5,582
Packing products	8,560	7,958
Total	$45,005	$36,367

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	January 31, 2013	April 30, 2012
Machinery	$95,564	$95,576
Production equipment	4,943	3,784
Vehicles	6,033	6,033
Office equipment	14,426	13,152
Leasehold improvements	14,173	14,175
Less accumulated depreciation	(57,616)	(45,999)
	$77,523	$86,721

Depreciation expenses were $10,559 and $13,256 for the nine months ended January 31, 2013 and 2012 respectively.

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

The acquisition of DTS8 Holdings was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on management’s evaluation of their respective fair values on the acquisition date in accordance with ASC 805 and ASC 820 and there were no identifiable intangible assets acquired based on management’s evaluation. Upon acquisition, DTS8 Holdings became a wholly owned subsidiary of the Company. The results of DTS8 Holdings’ operations, commencing with the date of acquisition, April 30, 2012, are included in the accompanying January 31, 2013, financial statements. The purchase price was allocated as follows:

Purchase Price Paid
Bonds payable	$4,000,000
Liabilities assumed	580,022
Total Purchase Price Paid	$4,580,022

Purchase Price Allocation
Accounts receivable	$46,014
Inventory	36,367
Prepaid expenses	6,805
Property & equipment	84,252
Cash and cash equivalents	3,847
Goodwill	4,402,737
Total Purchase Price allocation	$4,580,022

NOTE 8 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737. The Company did not incur any goodwill impairment adjustment for the nine months ended January 31, 2013, and year ended April 30, 2012.

NOTE 9 - RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of January 31, 2013, and April 30, 2012, $120,000 and $120,000 was recorded as payable to shareholder who is the Company’s Chief Executive Officer and director. No interest payment was due. The payable to the shareholder bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

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

In January 2013, the Company satisfied the outstanding bonds of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000, by issuing 13,600,000 restricted shares of common stock at a price of $0.30 per share to Sean Tan. The Company recorded a bond conversion loss of $408,000; which is the difference of the bond conversion price of $0.30 per share and $0.33 per share being the deemed fair market price at the date of the share issuance.

NOTE 10 – BOND PAYABLE

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company issued a bond payable for $4,000,000 in favor of the vendor; Sean Tan. The bonds were payable at the end of sixty (60) calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of three percent (3%) per annum. Interest on the bonds was calculated quarterly and accrued. In January 2013, the Company satisfied the outstanding bonds by issuing 13,600,000 restricted shares of common stock to Sean Tan. The shares were issued in full settlement of the bonds in the amount of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000.  The bonds, plus accrued interest, were converted into shares at a price of $0.30 per share. The Company recorded a bond conversion loss of $408,000; which is the difference of the bond conversion price of $0.30 per share and $0.33 per share being the deemed fair market price at the date of the share issuance.

NOTE 11 – OTHER PAYABLE

The amounts owned by the Company as Other Payable as of January 31, 2013, and April 30, 2012, were $437,863 and $382,396, respectively. These amounts are unsecured, non-interest bearing, have no fixed term of repayment, and are repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee roasting facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  A new lease commenced on October 1, 2012 and expires on September 30, 2013. Lease expenses were $20,558 and $24,926 for the nine months ended January 31, 2013 and 2012, respectively.  Future lease payments required subsequent to January 31, 2013, are as follows:

Years	Amount
April 30, 2013	$4,300
September 30, 2013	$11,466

NOTE 13 - COMMON STOCK (SUCCESSOR))

At January 31, 2013, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 26,273,333 shares were issued and outstanding.

In October 2012, the Company issued 680,000 restricted shares of common stock at a price of $0.25 per share for cash proceeds of $170,000.

In November 2012, the Company issued 360,000 restricted shares of common stock at a fair market price of $0.30 per share, as a payment of $108,000 for consulting services. As of January 31, 2013, $108,000 in consulting fees was expensed.

In January 2013, the Company issued 13,600,000 restricted shares of common stock at a fair market price of $0.30 per share in satisfaction of the bonds issued to Sean Tan in the amount of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000 (see Note 9 and Note 10).

In January 2013, the Company issued 500,000 restricted shares of common stock at a fair market price of $0.33 per share as a payment of $165,000 for consulting services. As of January 31, 2013, $165,000 in consulting fees was expensed.

NOTE 14 - CONTRACTS AND AGREEMENTS

In October 2011, the Company entered into an agreement with the Company’s attorney to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. For the nine months to January 31, 2013, $30,672 was expensed as legal fees and balance of $1,066 is considered as a prepayment for services to be rendered in the future.

In November 2012, the Company entered into an agreement with a consultant to provide sales services to the Company. The total value of the services, valued at the fair market price, was $108,000 for 360,000 shares of the Company’s common stock. The engagement will end on November 15, 2013. The Company expensed $108,000 in consulting fees for the period ended January 31, 2013.

In January 2013, the Company entered into an agreement with a consultant to provide consulting services to the Company. The total value of the services, valued at the fair market price, was $165,000 for 500,000 shares of the Company’s common stock. The engagement will end on June 30, 2013. The Company expensed $165,000 in consulting fees for the period ended January 31, 2013,

NOTE 15 – CONCENTRATION RISK

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

As of January 31, 2013, approximately ninety percent (90%) of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue

NOTE 16 – SUBSEQUENT EVENTS

The incorporation and licensing to create a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. in Huzhou, Zhejiang Province, China, were completed  in March 2013. This new subsidiary provides the Company with a new roasting and warehouse facility which will be utilized to roast and sell coffee to other parts of China.

The Company has evaluated the subsequent events from the balance sheet date through the date the financial statements were issued, and determined that no significant events have occurred.

Cautionary statements regarding forward-looking information

All references in this Report to the “Company,” “we,” “us,” or “our” are to DTS8 Coffee Company Ltd. (previously  Berkeley Coffee & Tea, Inc.) and its 100% owned subsidiary DTS8 Holdings Co. Ltd. (“DTS8 Holdings”), which owns 100% of DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”) which owns 100% of DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”).

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Operations

During the quarter, we were in the process of establishing a one hundred percent (100%) owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. in Huzhou, Zhejiang Province, China, which is approximately a two hour drive from Shanghai. This roasting factory is set up with a coffee roasting machine and packaging equipments. The factory was designed and constructed to allow for a seamless work flow operations.  It is also equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China. The incorporation and licensing were completed in March 2013.

Effective January 22, 2013, we changed our name from Berkeley Coffee & Tea, Inc to DTS8 Coffee Company, Ltd. In January 2013, to reduce our long term debt, we satisfied the outstanding bonds of $4,000,000 and accrued interest of $80,000 by issuing 13,600,000 restricted shares of common stock at $0.30 per share in lieu of cash.

Our marketing efforts combined with growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee. We have an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel brand 100% Colombian Coffee in the People Republic of China. The Don Manuel brand is widely distributed and sold in United States. Don Manuel brand 100% Colombian Coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth bodied coffee with sweet-toned syrupy notes and chocolate. The coffee has a balanced acidity and a smooth, clean finish.  Combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories

The Chinese coffee market can be divided into instant coffee and fresh roasted coffee. Instant coffee comprises the bulk of coffee sales in China as it offers great convenience. The instant coffee market is largely controlled by Nestle. Fresh roasted coffee is only available at a limited number of stores and premium foodservice establishments and hotels. The opening of new coffee cafes and fast food restaurants has increased coffee sales in China due to the adoption of modern lifestyles and affluence within China. The evolution in the taste and buying habits of Chinese consumers is creating the development of the coffee market in China.

Coffee remains one of the popular hot beverages all over the world. China is an underdeveloped coffee market as the Chinese prefer tea over other beverages. According to research firm Euromonitor International, the coffee market in China experienced strong volume growth in fresh roasted coffee in 2011. Retail coffee shops are gaining popularity and more coffee shops in major cities are opening to cater to coffee drinking habits, especially among young consumers and office workers. Starbucks has indicated that it will expand to 1,500 stores in more than 70 cities in China by the end of 2015, and estimates that China will be its second largest market by 2014. The rising population, urbanization, disposal income and urban consumer spending, together with changing lifestyle choices and a young population are drivers of the coffee demand and growth in China.

Results of Operations

Sales for the nine months ended January 31, 2013 and 2012 were $185,256 compared to $161,929. The increase of about 14.4% is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $135,591 and $87,788, respectively, and our gross margins for the nine months ended January 31, 2013 and 2012 were $49,665 (26.8% of sales) and $74,141 (46% of sales). The gross margin changes are due to the increased cost of sales resulting from increasing raw coffee prices and additional costs to roast coffee off-premises while we were reorganizing our factory and operations. Our expenses were $544,874 and $81,278 for the nine months ended January 31, 2013 and 2012. The expenses for the nine months ended January 31, 2013, increased due to an increase in operating expenses from higher office and administration costs and shares issued at a fair market value of $273,000 for consulting services. We incurred bond interest and amortization expenses of $92,040 and a bond conversion loss of $408,000; the difference from the bond conversion price of $0.30 per share and $0.33 per share being the fair market price at the date of the share issuance. We paid $1,137 income tax in China. Our losses for the nine months ended January 31, 2013, and 2012 were $996,386 and $7,137. The currency translation adjustments were a gain of $3 and loss of $6,883, respectively. Consequently, our losses for the nine months ended January 31, 2013 and 2012 were $996,383 and $14,020.

Our sales for the three months ended January 31, 2013 and 2012 were $65,463 compared to $59,270. The increase of about 10.4 % is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $31,994 and $26,676, respectively, and our gross margins for the three months ended January 31, 2013 and 2012 were profit of $33,469 (51% of sales) and $32,594 (55% of sales). The gross margin changes are due to increased costs associated with roasting coffee off premises while we were reorganizing our factory and operations. Our expenses were $345,857 and $38,957 for the three months ended January 31, 2013 and 2012. The expenses for the three months ended January 31, 2013, increased due to an increase in operating expenses from higher office and administration costs and shares issued at fair market value of $273,000 for consulting services. We incurred bond interest and amortization expenses of $92,040 and a bond conversion loss of $408,000 and paid $436 in income tax in China. We incurred losses of $812,864 and $6,363 for the three months ended January 31, 2013 and 2012. The currency translation adjustments losses were $886 and $524, respectively. Consequently, our losses for the three months ended January 31, 2013, and 2012 were $813,750 and $6,887.

 Liquidity and Capital Resources

Provided below are selected financial data about us for the nine months ended January 31, 2013 and year ended April 30, 2012. The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	January 31, 2013	April 30, 2012
Cash	$4,145	$8,306
Total assets	$4,628,707	$4,618,688
Total liabilities	$661,274	$4,585,872
Stockholders’ equity	$3,967,433	$32,816

As of January 31, 2013, we had $4,145 in cash in the bank, receivables of $47,476, inventory of $45,005 and prepaid expenses of $1,384, while our accounts payable and accruals were $103,411, payables to shareholder $120,000 and other payables $437,863. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. Since our inception on March 27, 2009, we have incurred accumulated losses of $1,645,099 to January 31, 2013. Upon our acquisition of DTS8 Coffee, we issued bonds payable to the vendor, Sean Tan, our Chief Executive Officer, for $4,000,000.  In January 2013, we satisfied the bonds of $4,000,000 plus accrued interest of $80,000 by issuing 13,600,000 restricted shares of common stock at a price of $0.30 per share to Mr. Tan in lieu of cash.

To January 31, 2013, we invested $50,437 to establish a subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. which is located in Huzhou, Zhejiang Province, China. In March 2013, the incorporation and licensing process were completed.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of January 31, 2013, we had an accumulated deficit of $1,645,099, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

We may need additional capital. We require substantial working capital to fund our business.  If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of our stockholders.  If we borrow money, we will have to pay interest and may also have to agree to restrictions on our operating flexibility. The borrowing of additional monies may put a strain on our cash flow and ability to develop and or expand our products and business. There are no guarantees that we will be able to obtain additional financing or that if such financing is available that it will be on terms satisfactory to us. See “Management’s Discussion and Analysis of Financial Condition and Operations".

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

Factors That May Affect Owning Berkeley Coffee & Tea, Inc. Common Stock

As of the date of this Report, Sean Tan, our Chief Executive Officer, owns’ approximately 63.30% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for us to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors. Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

There is currently a limited trading market for our shares of common stock, there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of our actual value or the value of our common stock.

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

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51)(A) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share.  We will be considered a penny stock under said Act.  A purchase of a penny stock is an extremely high risk stock purchase that could result in the entire loss of an individual’s investment.  Since our stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock.  This could severely limit the ability to create a market for shares of our stock and make it difficult for an investor to liquidate his or her shares.

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report, being January 31, 2013. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of the date of this Report, there is no litigation pending or threatened by or against us. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if not meritorious, would result in the expenditure by us of significant financial and managerial resources.

ITEM 1A

RISK FACTORS

Not applicable.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2012, we issued 360,000 restricted shares of common stock to a consultant at a fair market price of $0.30 per share as  payment for consulting services. Total value of the services, valued at the fair market price, was $108,000. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In January 2013, we issued 13,600,000 restricted shares of common stock at a price of $0.30 per share to Sean Tan, our Chief Executive Officer and a shareholder. We issued the shares to satisfy bonds we had previously issued to Mr. Tan in the amount of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act.

In January 2013, we issued 500,000 restricted shares of common stock to a consultant at a fair market price of $0.33 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $165,000. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended January 31, 2013.

No material changes were made to the procedures by which security holders may recommend nominees our board of directors.

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

DTS8 COFFEE COMPANY, LTD.

By:	/s/ Sean Tan
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 18 , 2012