Form 10-K
period 2013-04-30
DTS8 COFFEE COMPANY, LTD.
filed 2013-08-13
CIK 1499361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2013

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-54493

DTS8 COFFEE COMPANY, LTD.
(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Building B, #439, Jinyuan Ba Lu,
Jiangqiao Town, Jiading District,
Shanghai, China	201812
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  86-181-01819011

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

Yes  [  ]    No [X]

As of October 31, 2012, there were 11,813,333 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 8,313,333 shares are held by non-affiliates of the registrant.  The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $2,493,999, based on the closing price of the Company’s common stock as quoted on the OTC Markets on October 31, 2012.

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

8

Item 4.

Mine Safety Disclosures .

8

Part II

9

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

9

Item 6.

Selected Financial Data.

10

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

10

Item 8   Financial Statements And Supplementary Data.

14

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

35

Item 9A.[T] Controls And Procedures

35

Item 9B.

Other Information

36

Part III

36

Item 10.

Directors, Executive Officers, And Corporate Governance

36

Item 11.

Executive Compensation

39

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholder Matters

41

Item 13.

Certain Relationships And Related Transactions, And Director Independence

42

Item 14.

Principal Accountant Fees And Services

43

Part IV

44

Item 15.

Exhibits And Financial Statement Schedules

44

Signatures

45

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

All references in this Report to the “Company”, “we”, “us” or “our” are to DTS8 Coffee Company, Ltd. (previously  Berkeley Coffee & Tea, Inc.) and its 100% owned subsidiary DTS8 Holdings Co. Ltd. (“DTS8 Holdings”), which owns 100% of DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”) which owns 100% of DTS8 Coffee (Huzhou) Co., Ltd. (“DTS8 Huzhou”).

This Report contains “forward-looking statements” that involve risk and uncertainties.  We use forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events may vary materially from those implied by the forward-looking statements.  These statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to acquire customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, and the fact that we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Report.  Readers should carefully review this Report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Description of Business

Business Development

We were incorporated in the State of Nevada on March 27, 2009.  Effective January 22, 2013, we changed our name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd.  Our articles of incorporation authorized the issuance of 75,000,000 shares of common stock each at a par value of $0.001.  As of April 30, 2013, we had 78 shareholders and 26,273,333 shares of our common stock issued and outstanding.

On April 30, 2012, we acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings, a corporation organized and existing, since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee, a wholly owned foreign subsidiary entity (“WOFE”). Effective March 2013, we completed the incorporation and licensing of DTS8 Huzhou, which is a wholly owned subsidiary of DTS8 Coffee.

We are in the business of roasting, marketing and selling gourmet roasted coffee to our customers in Shanghai and other parts of China.  We sell gourmet roasted coffee under the “DTS8 Coffee” and private label brands through distribution channels that reach consumers at restaurants, multi-location coffee shops and offices.

In October 2012, we obtained an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel Brand 100% Colombian Coffee in the Peoples Republic of China, Taiwan, Thailand, Vietnam, Cambodia, Laos, Philippines, Myanmar, Indonesia, East Timor, Hong Kong, Macau, Malaysia, Singapore and Brunei.  We pay a license fee for all coffee sold under the Don Manuel Brand.  The license is valid for five (5) years and will expire November 1, 2017.  Don Manuel Brand 100% Colombian coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth bodied coffee with sweet-toned syrupy notes and chocolate.  The coffee has a balanced acidity and a smooth, clean finish.

We have never declared bankruptcy or been in receivership.

How to communicate with us

Our principal executive office is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, and our corporate registered office is located at Suite 214, 1662 Highway 395 N, Minden, Nevada 89423.  Our telephone number is 775-360-3031 or 011-86-18101819011 and electronic mail address is sean@dts8coffee.com.

Our Business

Our core business revenue is derived from our coffee wholesale operations in China.  DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai and other parts of China.  We source coffee beans from around the world. We sell several varieties of gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels such as multi-location coffee shops, restaurants and gourmet food stores in China.  As of April 30, 2013, approximately 90% of our revenue was derived from one customer. However, we anticipate in the future the reliance on one customer will decline, as we obtain new customers and increase our revenue.

The Don Manuel Brand is widely distributed and sold in United States, and its addition to our portfolio complements our DTS8 Coffee brand which is roasted, marketed and sold to customers in Shanghai and other parts of China.  The combination of the Don Manuel and DTS8 Coffee brands allows for growth opportunities into select channels of distribution in China and different geographic territories and creates potential opportunities for the growth of our business.

We expect that our continuing and expanding revenue growth will come from bulk roasted coffee sales in China which offers opportunities to develop the DTS8 brand and to penetrate and capture new market segments. More specifically, our objectives are to align our coffee roasting strengths and DTS8 product innovation capabilities to offer a distinctive “DTS8” brand coffee.  Our expansion strategy will allow us to grow in a controlled manner by developing our own DTS8 coffee brand and by enhancing our brand's image and quality reputation across China.  The combination of DTS8’s brand, a differentiated roasted coffee positioning based on superior quality and the DTS8’s strategic expansion into select channels of distribution in different geographic territories creates potential opportunities for growth.  We believe that our commitment to quality will establish a high degree of repeat business and customer loyalty.

Principal Products

We believe that our DTS8 brand coffees provide flavor and characteristics suited for Chinese consumers.  We choose our raw coffee beans for their richness in aroma and flavor from coffee producers throughout the world. Our coffee beans are grown by farmers of Colombia, Brazil, Panama, Indonesia, Kenya, Guatemala, Papua New Guinea and Ethiopia.  Our DTS8 brand coffees are available for sale in standard sizes of 250g, 500g, and 1kg.  In addition, to our current three signature blends, we have other blends under in-house labels.  We market our coffees in two main categories: gourmet whole bean and private label whole bean. We also roast and market specific blends of roasted coffees on a private label basis.  These private labels productions are based on individual arrangements with each customer.

Manufacturing

As of the date of this Report, we own and operate a coffee roasting factory in Huzhou, Zhejiang, China.  We use a Probat coffee roasting machine.  We use a profile roasting system to accurately program the coffee roasting curve by modifying heat levels that are applied at various intervals.  Not only can the coffee’s degree of acidity or bitterness be accurately controlled, but several taste profiles can also be created from the same green coffee blend. We use packaging bags made with a “freshness valve” to allow for a one way flow of air to ensure that the coffee maintains freshness and remains fresh for a longer period of time.

Coffee Bean Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on the weather and economic and political conditions in coffee-producing countries.  We purchase coffee from coffee brokers who supply us with quality green bean coffees from different countries.  We depend upon outside trading companies and exporters for their supply of coffee.  We need to maintain our coffee blends and require a continuous supply of similar coffee in the future.  Accordingly, we routinely negotiate with the exporters or trading companies to purchase coffee tied to the specific New York “C” futures coffee contract market prices for future deliveries of coffee.  The New York “C” futures coffee contract trades on New York, Coffee Sugar & Cocoa Exchange.  The quality of the coffee is determined by testing the grades of coffee and by cup tasting for flavor.  We do not depend on any one broker/exporter to supply all of our coffee because a disruption in the supply from one broker/exporter may not be able to be remedied quickly and cost effectively.

Potential Customers in China of Roasted Coffee

The Chinese coffee market is characterized by a gradual shift in demand towards gourmet whole bean and ground coffee products from instant coffee.  The trend towards discovering richer coffee taste can be seen in the current proliferation of coffee café’s across China.  The demand for better-quality and richer-tasting coffee is also increasing at home, work and restaurants.

China has experienced growth in the consumption of coffee.  Led initially by Starbucks, consumers in China are learning to drink and appreciate coffee beverages.  As a result, more gourmet coffee cafe chain stores are opening all over China.  We offer consumers in China several varieties of gourmet coffees.  Our DTS8 Coffees are sold in coffee shops, restaurants, offices and gourmet food stores in China.  We sell high quality gourmet coffee to individual coffee shops which are roasted in small batches on private label basis.

Pricing and Competition

Our DTS8 Coffee brand of gourmet roasted coffees competes directly against other local and imported coffees sold at coffee retailers, discount stores and a growing number of coffee stores.  Many coffee companies, like Starbucks, Costa, Illy, Coffee Beanery and Tea, and Gloria Jean, are operating retail outlets and sell whole bean coffees through these channels.  The gourmet specialty market is highly competitive and contains competitors with substantially greater financial, marketing and operating resources than we have.  We are targeting the growing segment of coffee drinkers by offering these consumers the opportunity of drinking quality gourmet coffee.

We also compete directly against all other coffee brands in the Chinese marketplace.  We face competition from a number of large multi-national consumer product companies like Nestle Inc., as well as local coffee bean companies.  Competition in the coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market.  We believe that our customers choose based upon the quality and variety of the coffee.  We believe consumers differentiate coffee brands based on freshness, as an element of coffee quality.  To our knowledge, few significant competitors focus on custom roasting and product freshness in the same manner as DTS8 Coffee.

Government Regulations

As of the date of this Report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and coffee business.  We have a Nevada State Business License that expires on March 31, 2014.

In Shanghai and Huzhou, Zhejiang, China, our coffee roasting operations are subject to various governmental laws, regulations and licenses.  These governmental authorities include federal, state and local, health, sanitation, and other departments that have jurisdiction over our operation.  We believe that we are in compliance in all material respects with all such laws and regulations and obtained all material licenses that are required for the operation of our business including but not limited to obtaining: Business License, Tax Registration Certificate, National Industrial Products Production License, The People's Republic of China Consignees and Consignors of Import and Export Goods Customs Declaration Registration Certificate, Certificate of Approval - For Establishment of Enterprises with Investment, Financial Registration for Enterprises with Foreign Investment Registration and State Administration of Foreign Exchange License.  We are not aware of any environmental regulations that we believe will have a material adverse effect on our operations.

Facilities

As of April 30, 2013, our corporate office and storage facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  There are approximately 1,106 square meters (11,905 square feet) of warehouse space devoted to coffee storage, general corporate use, coffee sales and customer services.

Our new coffee roasting and manufacturing facility is located at 2nd Floor, 801 Jiahe Road, Nanxun Town, Huzhou City 313009, Zhejiang, China. There are approximately 1,041 square meters (11,205 square feet) of warehouse space devoted to manufacturing, storage and general corporate use.  It is equipped with a Probat coffee roaster, a coffee cupping lab with espresso machine, coffee grinders and coffee brewers.

Customer Service

Our coffees are roasted and packaged in our new facility and meet the regulatory requirements for food sanitation and safety in China.  We guarantee our coffee quality and allow our customers to exchange any coffee considered unsatisfactory to them.

We own our website, www.dts8coffee.com, which is designed to provide easy and effective operation when navigating on the site and information on coffee.  We have not offered to sell and have not sold any coffee through our website at the date of this report.

Employees

As of April 30, 2013, we had five (5) full time and five (5) part-time employees.

Research and Development Activities

We have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Subsidiaries

Effective April 30, 2013, DTS8 Coffee Company, Ltd owned 100% of the issued and outstanding shares of DTS8 Holdings Co., Ltd., a corporation organized and existing under the laws of Hong Kong, People’s Republic of China, since June 2008, which owns 100% of DTS8 Coffee Shanghai Co., Ltd. a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai, under the laws of the People’s Republic of China, since January 19, 2009.  DTS8 Coffee Shanghai Co. Ltd has a 100% owned subsidiary DTS8

Coffee Huzhou Co. Ltd. in Huzhou, Zhejiang Province, China, the incorporation and licensing of which were completed in March 2013.  DTS8 Huzhou is approximately a two hour drive from Shanghai.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

We are filing this Report with the Securities and Exchange Commission (“SEC”) and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We file our reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

ITEM 1A RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2

PROPERTIES

As of April 30, 2013, our registered office is located at 1662 Highway 395 Ste 214, Minden, NV 89423.  Our corporate office and coffee storage facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  There are approximately 1,106 square meters (11,905 square feet) of warehouse space devoted to coffee storage, general corporate use, coffee sales and customer services. Our current lease is for two years, expiring on September 30, 2013.

Our new coffee roasting and manufacturing facility is located at 2nd Floor, 801 Jiahe Road, Nanxun Town, Huzhou City, 313009, Zhejiang, China.  There are approximately 1,041 square meters (11,205 square feet) of warehouse space for manufacturing, storage and general corporate use.  It is equipped with a Probat coffee roaster, a coffee cupping lab with espresso machine, coffee grinders and coffee brewers.  Our current lease is for two years, expiring on August 17, 2015.

We do not own any real property and do not have any investments or interests in any real estate.  We also do not invest in real estate mortgages, nor do we invest in the securities of, or maintain an interest in, persons primarily engaged in real estate activities.

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

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol, “BKCT”.  Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Our common stock became eligible for quotation on the Over-the-Counter Bulletin Board on September 30, 2011 and became quoted exclusively on the OTCQB on January 15, 2013. Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the OTC Markets information centre website:

Quarter	High	Low
2013 Fourth Quarter	$0.27	$0.23
2013 Third Quarter	$0.33	$0.10
2013 Second Quarter	$0.30	$0.30
2013 First Quarter	$0.30	$0.30
2012 Fourth Quarter	$0.50	$0.30
2012 Third Quarter	n/a	n/a
2012 Second Quarter	n/a	n/a
2012 First Quarter	n/a	n/a

Holders

As of April 30, 2013, we had approximately 78 shareholders of record of our common stock.

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

Securities authorized for issuance under equity compensation plans

As of the date of this Report, we did not have a compensation plan under which equity securities are authorized for issuance.

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

Stock Repurchase

As of the date of this Report, we do not have any stock repurchase plan.

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

Review of Operations for the Years Ended April 30, 2013 and April 30, 2012

Capitalizing on favorable trends in the gourmet coffee market, our vision is to capture consumers in China with our DTS8 Coffee brand fine-tasting gourmet coffees. To date, our core business revenue are derived from direct coffee wholesale in China. Our continuing and expanding growth will come from bulk roasted gourmet coffee which offers opportunities to develop the DTS8 brand and to penetrate and capture new market segments.  Our market penetration strategies are: (a) consistently selling only the highest quality roasted Arabica coffee; (b) providing a superior and consistent level of customer service; (c) emphasizing the differences between the our coffee and those of our competitors; (d) strategic expansion into select channels of distribution including hotels, restaurants, specialty grocery and gourmet food stores, chain supermarkets and convenience stores, and food and beverage caterers. Our expansion strategy will allow growth in a controlled manner by developing our own DTS8 coffee brand and by enhancing the brand's image and quality reputation. The combination of DTS8’s brand, a differentiated roasted coffee positioning based on superior quality and our strategic expansion into select channels of distribution in different geographic territories creates potential opportunities for growth. We also believe that our commitment to quality will establish a high degree of repeat business and customer loyalty.

Our marketing efforts combined with growth of gourmet coffee shop chains in Shanghai, China are expected to increase the sales of our fresh roasted coffee. We have an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel brand 100% Colombian Coffee in the People’s Republic of China. The Don Manuel brand is widely distributed and sold in the United States. Don Manuel brand 100% Colombian Coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth bodied coffee with sweet-toned syrupy notes and chocolate. The coffee has a balanced acidity and a smooth, clean finish.  The combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories.

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

China is an underdeveloped coffee market as the Chinese prefer tea over other beverages. According to research firm Euromonitor International Research report, on Coffee in China, the coffee market in China experienced strong volume growth in fresh roasted coffee in 2012. Retail coffee shops are gaining popularity and more coffee shops in major cities are opening to cater to coffee drinking habits, especially among young consumers and office workers. Starbucks has indicated that it will expand to 1,500 stores in more than 70 cities in China by the end of 2015, and estimates that China will be its second largest market by 2014.

Results of Operations

Sales for the years ended April 30, 2013, and 2012 were $253,790 compared to $220,421. The increase of about 15.13% is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $211,457 and $163,377, respectively, and our gross margins for the years ended April 30, 2013 and 2012 were $42,333 (16.68% of sales) and $58,044 (26.33% of sales). The gross margin changes are due to the increased cost of sales resulting from increasing raw coffee prices and additional costs to roast coffee off-premises while we were reorganizing our factory and operations. Our general and administrative were $ 633,560 and $91,303 for the years ended April 30, 2013 and 2012. The expenses for the year ended April 30, 2013 increased due to higher office and administration costs and shares issued at a fair market value of $273,000 for consulting services. Our marketing expenses were $24,644 and $2,823 for years ended April 30, 2013 and 2012. We incurred bond interest and amortization expenses of $92,040 and a bond conversion loss of $408,000; the difference from the bond conversion price of $0.30 per share and $0.33 per share being the fair market price at the date of the share issuance. Our losses for the years ended April 30, 2013, and 2012 were $1,115,911 and $45,730, respectively, and our currency translation adjustments resulted in losses of $2,313 and $8,717, respectively. Consequently, our comprehensive losses for the years ended April 30, 2013 and 2012 were $1,118,224 and $54,447.

Liquidity and Capital Resources

Provided below are selected financial data about us for the years ended April 30, 2013 and 2012.  The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	April 30, 2013	April 30, 2012
Cash	$19,591	$8,306
Total assets	$4,601,474	$4,618,688
Total liabilities	$755,882	$4,585,872
Stockholders’ equity	$3,845,592	$32,816

As of April 30, 2013, we had $19,591 in cash in the bank, receivables of $52,801, inventory of $30,767 and prepaid expenses of $2,894, while our accounts payable and accruals were $203,294, loan from related parties was $172,625, and loan  payable $379,963. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. Since our inception on March 27, 2009, we have incurred accumulated losses of $1,764,624 to April 30, 2013. Upon our acquisition of DTS8 Coffee, we issued bonds payable to the vendor, Sean Tan, our Chief Executive Officer, for $4,000,000.  In January 2013, we satisfied the bonds of $4,000,000 plus accrued interest of $80,000 by issuing 13,600,000 restricted shares of common stock at a price of $0.30 per share to Mr. Tan in lieu of cash.  Our net value of the machinery, plant and equipment were $92,684. Our shareholders’ equity was $3,845,592 in 2013 from $32,816 due to the acquisition of DTS8 Holdings and resulting share issuance for the payment of the outstanding bonds. Since our inception on March 27, 2009, we have incurred accumulated losses of $1,764,624 to April 30, 2013.

As of April 30, 2012, we had $8,306 cash in the bank, receivables of $46,014, inventory of $36,367, and prepaid expense of $38,543 while our accounts payable and accruals were $148,777, share offering subscription $25,000, payable to related parties $120,000 and Loan payable $382,396. We recorded $4,402,737 as goodwill from the acquisition of DTS8 Holdings and had bond payable of $ 3,909,699.

Since our inception on March 27, 2009, we have financed our operations through the following equity financings: (a) $500,000 by selling 2,500,000 shares of common stock at $0.20 per share, (b) $20,000 by selling 133,333 shares of common stock at $0.15 per share, and (c) $170,000 by selling 680,000 shares of common stock at $0.25 per share. Our ability to continue with our business is subject to our ability to continue generating additional revenue. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of April 30, 2013, we had an accumulated deficit, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern. We plan to retain cash flow we earn in order to develop our business.

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

Revenue Recognition

We derive our revenue from sale of roasted coffees.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured.  Coffees are considered delivered when title and risk have been transferred to the customer.  Retail sales are recorded when payment is tendered at point of sale.  Wholesale sales are recorded upon shipment of coffee to the customers.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are five to ten years for equipment. We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during the years ended April 30, 2013 and 2012, based on management's best estimate of the amount of probable credit losses in existing accounts receivable. We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at April 30, 2013, and 2012, there was no allowance for doubtful accounts.  We do not have any off-balance-sheet credit exposure related to our customers.

Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, we recognised $4,402,737 of goodwill.  Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed.  Goodwill is tested annually for impairment.  The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired.  Impairment is tested by comparing fair value of the goodwill to its carrying value.  The fair value is determined through the use of earnings multiples and discounted future cash flows.  Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined.  The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There are a number of events and circumstances for us to consider in conducting the qualitative assessment.  Management completed this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill.  As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. As of April 30, 2013, management concluded that no impairment was necessary. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates.  As a result, impairment charges may occur in the future.

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

Our operations in China may be adversely affected by factors outside of our control. As a result, our business and operations are subject to a number of additional risks, including international economic and political conditions and the possibility of instability, differing cultures and consumer preferences, corruption, anti-American sentiment, diverse government regulations and tax systems, currency regulations and fluctuations and uncertain. Although we believe we have obtained all the requisite approvals to do business in China, there is no assurance that we would be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to our business and operations.

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

We have only one coffee roasting facility. A significant interruption in the operation of our roasting and warehousing facility could potentially disrupt our operations. Our roasting and warehousing facility is located in Huzhou, Zejiang Province, China.  A significant interruption as a result of a natural disaster, technical or labor difficulties, fire or other causes could cause a shortage of coffee for our customers and significantly impair our ability to operate our business.

Coffee trades on the commodities market.  The supply and price of coffee is affected by multiple factors in the various producing countries, including: weather, political, and economic conditions. We purchase and sell our coffee on a negotiated basis based upon the supply and demand at the time of purchase/sale. The benchmark price will be directly tied to the then current prevailing price of New York “C” futures coffee contracts trading on the New York Coffee, Sugar & Cocoa Exchange. If the cost of coffee increases, we may not be able to pass along those costs to our customers because of the competitive nature of the coffee industry. If we are unable to pass along increased coffee costs, our margins will decrease and profitability will suffer accordingly.

Our ability to continue with our business is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report for the year ended April 30, 2013, as a result of our limited revenue and accumulated losses. There are no assurances that we may be successful in generating any additional revenue. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

We need additional capital. We require substantial working capital to fund our business.  If we do not generate enough cash from operations to finance our business in the future, we will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions on our operating flexibility. The borrowing of additional monies may put a strain on our cash flow and ability to develop and or expand our products and business. There are no guarantees that we will be able to obtain additional financing or that if such financing is available that it will be on terms satisfactory to us. See “Management’s Discussion and Analysis of Financial Condition and Operations".

Our Chief Executive Officer lacks coffee sales experience and may have difficulty selling coffee to potential customers in China. Our ability to implement the sales and marketing strategies are partially dependent on our Chief Executive Officer’s ability to increase awareness and recognition of our gourmet coffee in China. We may fail to implement our sales and marketing strategies or we may use our resources on sales and marketing strategies that ultimately prove to be unsuccessful. Consequently, our revenue and operating results may be adversely affected.

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

Factors That May Affect Owning DTS8 Coffee Company, Ltd. Common Stock

As of April 30, 2013, Sean Tan, our Chief Executive Officer, owns’ approximately 65.18% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for us to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors. Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DTS8 COFFEE COMPANY, LTD

(formerly BERKELEY COFFEE & TEA, INC.)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of April 30, 2013, and April 30, 2012

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended April 30, 2013 (Successor), and 2012 (Predecessor)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the years ended April 30, 2013 (Successor), and 2012 (Predecessor)

Consolidated Statements of Cash Flows for the years ended April 30, 2013 (Successor) and 2012 (Predecessor)

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DTS8 Coffee Company, Ltd.

Nevada

We have audited the accompanying consolidated balance sheets of DTS8 Coffee Company,Ltd. and its subsidiaries (collectively, the “Company” or "Successor") as of April 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended April 30, 2013 for the Successor. We have also audited the accompanying consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows of the DTS8 Holdings Co. Ltd. (“Predecessor”) for the year ended April 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Successor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of April 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended April 30, 2013 and the consolidated results of the Predecessor’s operation and its cash flows for the year ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Successor will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

August 12, 2013

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$19,591	$8,306
Accounts receivable	52,801	46,014
Prepaid expenses	2,894	38,543
Inventories	30,767	36,367
Total Current Assets	106,053	129,230

Property, plant and equipment, net	92,684	86,721
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,601,474	$4,618,688

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$203,294	$148,777
Share offering subscription	-	25,000
Loan from related parties	172,625	120,000
Loan payable	379,963	382,396
Total Current Liabilities	755,882	676,173

Long-term Liabilities
Bond payable, related party, net of discount of $0, and $90,301 respectively	-	3,909,699
Total Liabilities	755,882	4,585,872

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 26,273,333 and 11,133,333 shares issued and outstanding as of April 30, 2013 and April 30, 2012, respectively	26,273	11,133
Additional paid in capital	5,586,027	670,167
Accumulated deficit	(1,764,624)	(648,713)
Accumulated other comprehensive income	(2,084)	229
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,845,592	32,816

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,601,474	$4,618,688

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Year Ended April 30, 2013	Predecessor Year Ended April 30, 2012

REVENUE
Sales	$253,790	$220,421
Cost of sales	211,457	163,377
	42,333	58,044
EXPENSES
Marketing expenses	24,644	2,823
General and administrative expenses	633,560	91,303
TOTAL EXPENSES	658,204	94,126

LOSS FROM OPERATIONS	(615,871)	(36,082)
Loss on bond conversion	(408,000)	-
Bond interest & amortization expenses	(92,040)	-
Other expenses	-	(9,648)
LOSS BEFORE INCOME TAX	(1,115,911)	(45,730)

		-
NET LOSS	$(1,115,911)	$(45,730)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss adjustments	(2,313)	(8,717)
TOTAL COMPREHENSIVE LOSS	$(1,118,224)	$(54,447)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(4,573)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	16,356,292	10

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (PREDECESSOR)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Stockholders' Equity(Deficit)
Balance as of April 30, 2011	10	-	1	970	(349,261)	(348,290)
Net loss for year ended April 30, 2012,					(45,730)	(45,730)
Foreign currency translation adjustment				(8,717)		(8,717)
Balance as of April 30, 2012	10	$-	$1	$(7,747)	$(394,991)	$(402,737)

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (SUCCESSOR)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2012	11,133,333	$11,133	$670,167	$229	$(648,713)	$32,816
Stock issued for cash at $0.25 per share	680,000	680	169,320			170,000
Stock issued for services at $0.30 per share	360,000	360	107,640			108,000
Stock issued for services at $0.33 per share	500,000	500	164,500			165,000
Stock issued for payment of bond and accrued interest at deemed $0.33 per share	13,600,000	13,600	4,474,400			4,488,000
Foreign current translation adjustment				(2,313)		(2,313)
Net loss for the year ended April 30, 2013					(1,115,911)	(1,115,911)
Balance as of April 30, 2013	26,273,333	$26,273	$5,586,027	$(2,084)	$(1,764,624)	$3,845,592

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

(formerly BERKELEY COFFEE & TEA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Year Ended April 30, 2013	Predecessor Year Ended April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,115,911)	$(45,730)
Adjustments to reconcile net/(loss) to net cash provided by operating activities:
Depreciation	14,464	17,536
Common shares issued for services	273,000	-
Amortization of discount on bonds	12,040	-
Common shares issued for bond interest	80,000	-
Loss on bond conversion	408,000	-
Changes in operating assets and liabilities:
Accounts receivable	(6,277)	(24,542)
Prepaid expenses	35,543	(5,593)
Inventories	5,862	(28,767)
Accounts payable	132,446	5,305
Loan from related parties	50,843	64,800
Loan payable	(5,915)	374,986
NET CASH USED IN OPERATING ACTIVITIES	(115,905)	357,995

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,568)	(2,724)
NET CASH USED IN INVESTING ACTIVITIES	(19,568)	(2,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	170,000	-
Refund of share offering subscription	(25,000)	-
Repayments to related parties	-	(361,893)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	145,000	(361,893)
Effect of exchange rate changes on cash and cash equivalents	1,758	6,820
NET INCREASE (DECREASE) IN CASH	11,285	198
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,306	3,649
CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,591	$9,075

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$14
Non cash transaction:
Common stock issued for services, bond and interest	$4,761,000	-

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD

(formerly BERKELEY COFFEE & TEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013 AND 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (previously Berkeley Coffee & Tea, Inc.) (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing $4,000,000 of bonds payable in favor of Sean Tan. The bonds were payable at the end of 60 calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of 3% per annum.  Interest on the bonds was calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of DTS8 Coffee. Sean Tan was and remains the President and Chief Executive Officer of the Company and owns, as of the date of this report, approximately 65.18% of the Company’s outstanding shares of common stock. In January 2013, the Company paid the outstanding the bonds by issuance of 13,600,000 restricted shares of the Company’s common stock to Sean Tan. The shares were issued at a price of $0.30 per share as a payment of the bonds of $4,000,000, plus accrued interest of $80,000, for a total payment of $4,080,000.

We established a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”) in Huzhou, Zhejiang Province, China, which is approximately a two hour drive from Shanghai. DTS8 Huzhou is coffee roaster equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China. The incorporation and licensing were completed in March 2013.

DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is a gourmet coffee roasting company. Our office and coffee storage facility is located in Shanghai, China. The Company’s coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China. The Company is in the business of roasting, marketing and selling gourmet roasted coffee to our customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi-location coffee shops, and offices.

Successor company references herein relate to the Company and its subsidiaries. Predecessor company references herein refer to consolidated information pertaining to DTS8 Holdings and its wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou.

NOTE 2 – BASIS OF PRESENTATION

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

The accompanying audited consolidated financial statements have been prepared to present the consolidated  statements of financial position of the Company and DTS8 Holdings as of April 30, 2013 and 2012; the consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company and DTS8 Holdings for the year ended April 30, 2013, and the consolidated statements of operations and comprehensive income, and consolidated cash flows of DTS8 Holdings for the year ended April 30, 2012, for inclusion in the Company’s Form 10-K for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings’ specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At April 30, 2013, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the years ended April 30, 2013, and April 30, 2012, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Preparation

The accompanying consolidated financial statements reflect the financial position of Successor the Company and DTS8 Holdings as of April 30, 2013 and 2012. The accompanying consolidated financial statements of the Predecessor reflect the results of operations and cash flows of DTS8 Holdings and its subsidiary as of April 30, 2012, and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”).

 Basis of Consolidation

The consolidated financial statements of the Successor include the accounts of the Company, DTS8 Holdings, DTS8 Coffee and DTS8 Huzhou. All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of April 30, 2013 and 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2013 and April 30, 2012, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended April 30, 2013, and 2012 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of April 30, 2013, and 2012, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method on the weighted average basis. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventories principally consist of green coffee beans, roasted coffee beans and packing supplies.

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

Impairment of Long-Lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Off”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended April 30, 2013, and 2012.

Impairment of Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company recognised $4,402,737 of goodwill. Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed. Goodwill is tested annually for impairment. The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired. Impairment is tested by comparing fair value of the goodwill to its carrying value. The fair value is determined through the use of earnings multiples and discounted future cash flows. Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined. The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There are a number of events and circumstances for the Company to consider in conducting the qualitative assessment. Management completed this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, the management considered all known events, and circumstances that could trigger an impairment of goodwill. As of April 30, 2013, management concluded that no impairment was necessary. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates. As a result, impairment charges may occur in the future.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of April 30, 2013 and 2012, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Revenue Recognition

The Company derives its revenue from the sale of roasted coffee. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Coffees are considered delivered when title and risk have been transferred to the customer. Retail sales are recorded when payment is tendered at the point of sale. Wholesale sales are recorded upon shipment of coffee to the customers. In the People’s Republic of China, a value added tax (“VAT”) of 17% on invoiced amount is collected on behalf of tax authorities. Revenues represent the invoiced value of goods sold, net of VAT.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the years ended April 30, 2013 and 2012, the Company had no advertising costs incurred.

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

Foreign Currency Translation

The Company’s functional and reporting currency is United States Dollars (“USD”). The functional currency of the Company’s subsidiaries DTS8 Coffee  and DTS8 Huzhou in the People’s Republic of China is Chinese currency Renminbi (“RMB”). Since Renminbi is not freely convertible into foreign currencies, all foreign exchange transactions involving Renminbi must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

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

For financial reporting purposes, the financial statements of the Company’s subsidiary DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China is maintained in Renminbi and translated into USD. Balance sheet accounts with the exception of equity are translated using the closing exchange rate in effect at the balance sheet date, income and expense accounts are translated using the average exchange rate prevailing during the reporting period and the equity accounts were stated at their historical exchange rate.

Adjustments resulting from the Renminbi translation to USD, included in accumulated other comprehensive income (loss) in shareholder’s equity were loss of $2,084 and gain of $229 as of April 30, 2013 and 2012, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
Year ended April 30, 2013	6.2208	6.3022
Year ended April 30, 2012	6.2787	6.3758

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the years ended April 30, 2013 and 2012.

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

NOTE 5 – INVENTORY

Inventories consist of the following:

	April 30, 2013	April 30, 2012
Raw materials -Green beans	$16,259	$22,827
Finished products -Roasted coffee	$6,710	$5,582

Packing products	$7,798	$7,958
Total	$30,767	$36,367

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	April 30, 2013	April 30, 2012
Machinery	$96,466	95,576
Production equipment	4,989	3,784
Vehicles	6,090	6,033
Office equipment	14,777	13,152
Leasehold improvements	31,989	14,175
Less accumulated depreciation	(61,627)	(45,999)
	$92,684	86,721

Depreciation expenses were $14,464 and $17,536 in each of the years ended April 30, 2013 and 2012, respectively.

NOTE 7 – ACQUISITION OF DTS8 HOLDINGS CO. LTD.

The Company acquired one hundred percent (100% of the issued and outstanding shares of DTS8 Holdings for $4,000,000 by issuing a bond payable for $4,000,000 to the vendor and assumed $580,022 in current liabilities on April 30, 2012. DTS8 Holdings, through its subsidiary DTS8 Coffee, is a gourmet coffee roasting company established in June 2008. DTS8 Coffee’s office and roasting factory is located in Shanghai, China. DTS8 Coffee is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi location coffee shops, offices and homes. The acquisition provides the Company with diversification as it enters into a new revenue stream of roasted coffees in Shanghai, China, compared to raw green coffee beans only. The Company also gains immediate access into the domestic Chinese coffee market. It creates a horizontally integrated coffee company in Shanghai, China with operations in two different geographic markets: the United States and China. The synergistic value from the acquisition provides with revenue enhancement by expanding the product line and diversification.

The acquisition of DTS8 Holdings was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible assets acquired based on management’s evaluation of their respective fair values on the acquisition date in accordance with ASC 805 and ASC 820 and there were no identifiable intangible assets acquired based on management’s evaluation. Upon acquisition, DTS8 Holdings became a wholly owned subsidiary of the Company. The results of DTS8 Holdings’ operations, commencing with the date of acquisition, April 30, 2012, are included in the accompanying April 30, 2013, financial statements. The purchase price was allocated as follows:

Purchase Price Paid
Bonds payable	$4,000,000
Liabilities assumed	580,022
Total Purchase Price Paid	$4,580,022

Purchase Price Allocation
Accounts receivable	$46,014
Inventory	36,367
Prepaid expenses	6,805
Property & equipment	84,252

Cash and cash equivalents	3,847
Goodwill	4,402,737
Total Purchase Price Allocation	$4,580,022

NOTE 8 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable. In accordance with ASC 350-20-35-3A, in performing our testing for goodwill impairment, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the managements review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management has considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that no events occurred; indicating impairment of the goodwill during the year ended April 30, 2013. Therefore no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08.  The Company did not incur any goodwill impairment adjustment for the years ended April 30, 2013 and 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of April 30, 2013, and April 30, 2012, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s chief executive officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director to serve as the president and chief executive officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.

In January 2013, the Company satisfied the outstanding bonds of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000, by issuing 13,600,000 restricted shares of common stock at a price of $0.30 per share to Sean Tan. The Company recorded a bond conversion loss of $408,000, which is the difference of the bond conversion price of $0.30 per share and $0.33 per share, being the deemed fair market price at the date of the share issuance.

As of April 30, 2013, the spouse of Company’s chief executive officer and director loaned the Company $52,625, which is recorded as loan from related parties. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment.

NOTE 10 – BOND PAYABLE

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company issued a bond payable for $4,000,000 in favor of the vendor, Sean Tan. The bonds were payable at the end of 60 calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of 3% per annum. Interest on the bonds was calculated quarterly and accrued. In January 2013, the Company satisfied the outstanding bonds by issuing 13,600,000 restricted shares of common stock to Sean Tan. The shares were issued in full settlement of the bonds in the amount of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000.  The bonds, plus accrued interest, were converted into shares at a price of $0.30 per share. The Company recorded a bond conversion loss of $408,000, which is the difference of the bond conversion price of $0.30 per share and $0.33 per share, being the deemed fair market price at the date of the share issuance.

NOTE 11 – LOAN PAYABLE

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd. The amounts owned as loan payable as of April 30, 2013, and 2012 were $379,963, and $382,396, respectively. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  The lease commenced on August 1, 2011, and expires on September 30, 2013.

The Company also leases a coffee roasting and manufacturing facility at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City 313009, Zhejiang, China. The factory space is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 16, 2013, and expires on August 17, 2015.

Total lease payments for the years ended April 30, 2013 and 2012 were $46,227 and $33,643, respectively. Future lease payments required subsequent to April 30, 2013, are as follows:

Years	Amount
April 30, 2014	$29,976
April 30, 2015	$24,970
April 30, 2016	$7,560

NOTE 13 – COMMON STOCK (SUCCESSOR))

At April 30, 2013, the Company’s authorized capital was 75,000,000 common shares with a par value of $0.001 and 26,273,333 common shares were issued and outstanding.

In October 2012, the Company issued 680,000 restricted shares of common stock at a price of $0.25 per share for cash proceeds of $170,000.

In November 2012, the Company issued 360,000 restricted shares of common stock at a fair market price of $0.30 per share, as a payment of $108,000 for consulting services. As of April 30, 2013, $108,000 in consulting fees was expensed.

In January 2013, the Company issued 13,600,000 restricted shares of common stock at a fair market price of $0.30 per share in satisfaction of the bonds issued to Sean Tan in the amount of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000 (see Note 9 and Note 10).

In January 2013, the Company issued 500,000 restricted shares of common stock at a fair market price of $0.33 per share as a payment of $165,000 for consulting services. As of April 30, 2013, $165,000 in consulting fees was expensed.

NOTE 14 – CONTRACTS AND AGREEMENTS

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.

In October 2011, the Company entered into an agreement with the Company’s attorney to provide legal services to the Company valued at $50,000 in exchange for 250,000 shares of the Company’s common stock. The Company expensed $18,262 in legal fees to April 30, 2012, and the balance of $31,738 was expensed in legal fees to April 30, 2013.

In November 2012, the Company entered into an agreement with a consultant to provide sales services to the Company. The total value of the services, valued at the fair market price, was $108,000 for 360,000 shares of the Company’s common stock. The engagement will end on November 15, 2013. The Company expensed $108,000 in consulting fees for the year ended April 30, 2013.

In January 2013, the Company entered into an agreement with a consultant to provide consulting services to the Company. The total value of the services, valued at the fair market price, was $165,000 for 500,000 shares of the Company’s common stock. The engagement will end on June 30, 2013. The Company expensed $165,000 in consulting fees for the year ended April 30, 2013.

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

As of April 30, 2013, approximately 90% of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue

NOTE 16 – INCOME TAXES

Hong Kong

DTS8 Holdings was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance; the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. For the years ended April 30, 2013 and 2012, no provision for Hong Kong tax has been made as DTS8 Holdings has no taxable income generated from operations in Hong Kong during the year.

People’s Republic of China

The Company’s subsidiary DTS8 Coffee, a WOFE corporation organized and existing in Shanghai under the laws of the People’s Republic of China, is governed by the Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the arrangement between Mainland China and Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company incorporated in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the FIE).

As of April 30, 2013 and 2012, the Company was still in loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

	Year Ended April 30,
	2013	2012
Deferred tax assets
Net operating loss carrying forward	$95,536	$98,748
Total deferred tax assets	95,536	98,748
Valuation allowance	(95,536)	(98,748)
Net deferred tax assets	$-	$-

Net operating loss carry forward of the Company, amounted to $382,144 and $394,992 for the years ended April 30, 2013 and 2012. The net operating loss carry forwards’ are available to be utilized against future taxable income for years through fiscal period 2017. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment. As of April 30, 2013 and 2012, deferred income tax assets represented the operating loss carry forward of the Company’s PRC subsidiary, DTS8 Coffee. Management believes that the Company’s cumulative losses arising from recurring business in recent years, constituted significant negative evidence that deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. Therefore, a full valuation allowance has been provided against the Company’s deferred income tax assets as of April 30, 2013 and 2012.

The Company is in accumulated loss for the years ended April 30, 2013 and 2012, therefore no tax provision was provided. The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	Year Ended April 30,
	2013	2012

U.S. Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Changes in valuation allowance for DTA	(25%)	(25%)
Effective tax rate	0%	0%

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated the subsequent events from the balance sheet date through the date the financial statements were issued, and determined that no other significant events have occurred.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this Report, we did not have any disagreements with our current or former independent registered public accounting firm.  For the years ended April 30, 2013 and 2012, there have been no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to MaloneBailey, LLP’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, or persons acting as such, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report, April 30 2013 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2013 was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

On April 15, 2013, we filed a Form 8-K with the SEC reporting that we had entered into an agreement with Atlanta Capital Partners, LLC (the “Consultant”) to provide investor relation services to us commencing on April 15, 2013, and that we would pay the Consultant, in advance, 300,000 restricted shares of our common stock for such services.  The agreement was terminated effective May 21, 2013, and no payment of shares was made to the Consultant.

As of the date of this Report, management is unaware of any additional information to be reported on Form 8-K during the fourth quarter of our fiscal year ended April 30, 2013.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of April 30, 2013, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office.  The names, ages and positions of our directors and executive officers as of April 30, 2013, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Sean Tan	47	President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	March 27, 2009 (inception)	One year
Connie Zhao	44	Director	January 20, 2012	One year
Alexander Liang	48	Director	January 20, 2012	One year
James Kuok	39	Director	April 13, 2012	One year

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sean Tan, President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director

As our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Principal Accounting Officer, Mr. Tan is responsible for the general direction of our business development including day-to-day management of the business affairs.

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

Since 1989, Mr. Tan has worked as a financial consultant and advisor.  In 1989, Mr. Tan was an Account Officer with the Southern Bank in Malaysia and from 1990 to 1992 was a financial consultant with KPMG in Malaysia.  He worked at the Royal Bank of Canada from 1993 to 1994, and from 1994 to 1998, Mr. Tan was employed at the Business Development Bank of Canada as an Account Manager handling commercial loans for small businesses as well as knowledge-based industries.  From 1998 to 2002, Mr. Tan was employed with Banca Commerciale Italiana as an Account Manager for Private and Corporate Banking.  Since 2002, Mr. Tan has been in the insurance business as an independent licensed insurance agent and a registered mutual funds sales consultant.  Mr. Tan became a director and President of Growers Direct Coffee, Company Inc. in November 2008.  Since February 2008, Mr. Tan has been the Chief Executive Officer of DTS8 Holdings, DTS8 Coffee  and DTS8 Huzhou (March 2013)) companies in the coffee roasting and wholesale business in Shanghai, China.  Mr. Tan has a wide range of experience in management and finance.

Connie Zhao, Director

Connie Zhao was appointed as our director on January 20, 2012.  Since March 2002, Ms Zhao has been a licensed insurance representative and a mutual fund sale-person with Sterling Mutual Inc. based in Windsor, Ontario.  Ms Zhao graduated with a Bachelor of Arts degree from York University in Ontario, Canada in November 1992 and a Bachelor of Administrative Studies from York University in July 1994.  Ms Zhao has a wide range of experience in finance.

Alexander Liang, Director

Alexander Liang was appointed as our director on January 20, 2012.  Since June 2006, Mr. Liang has been a self-employed real estate valuation consultant.  From July 2000 to June 2006, Mr. Liang was employed as an insurance representative with RBC Royal Bank and CF Canada Financial.  Mr. Liang graduated with a Bachelor of Science degree from Simon Fraser University, British Columbia, Canada in April 1992.  Mr. Liang is experienced in real estate and finance.

James Kuok, Director

James Kuok was appointed as our director on April 13, 2012.  Since January 2007, Mr. Kuok has been a self-employed real estate valuation and sales consultant.  From July 2003 to December 2006, Mr. Kuok was employed as a financial advisor with Amity Financial.  Mr. Kuok graduated with a Bachelor of Science degree from University of Winnipeg in June 1997.  Mr. Kuok is experienced in real estate and finance.

Significant Employee(s)

As of April 30, 2013, we do not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships, except certain family members who may become shareholders by purchasing shares of our common stock.

Involvement in Certain Legal Proceedings

None of our directors or officers has filed any bankruptcy petition.

Mr. Tan became a director and President of Growers Direct Coffee, Inc. (“Growers Direct”) in November 2008 and in January 2009, Growers Direct filed for Chapter 7 Bankruptcy in Las Vegas, Nevada under the Federal Bankruptcy Code of the United States.  Growers Direct, since 2004, was involved in the sale of coffee and owned and operated a coffee roaster, Uncommon Grounds Inc., in San Francisco, California.  Mr. Tan was not the founder of Growers Direct and his involvement followed several changes in the management of Growers Direct.  However, due to the recession it became impossible to obtain the necessary funding to restructure the debts of Growers Direct.  Due to limited availability of funding and existing recessionary conditions in the United States, Growers Direct did not have sufficient funding to continue its operations prior to Mr. Tan’s appointment as President.  Mr. Tan’s primary role after being appointed President in November 2008 was to prepare Growers Direct for bankruptcy protection.

None of our directors or officers has been convicted in a criminal proceeding.

None of our directors or officers has been the subject of any order, judgment, or decree permanently or temporarily enjoining him from, or otherwise limiting, them from acting as a futures commission, merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, or any other person regulated by the Commodity Futures Trading Commission, or an associated person of such, or as an investment adviser, underwriter, broker or dealer in securities or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws. None of our directors or officers has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

None of our directors or officers has been convicted of violating a federal or state securities or commodities law.

None of our directors or officers has been subject or a party to any sanction or order of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent.

Code of Ethics

Effective March 30, 2010, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel shall be accorded full access to our President and Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles, and federal, provincial and state securities laws.  Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President or Chief Financial Officer.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President or Chief Financial Officer, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the SEC as an Exhibit to our Form S-1 registration statement.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to: DTS8 Coffee Company, Ltd., Suite 214, 1662 Highway 395 N, Minden, Nevada 89423. Our telephone number is 775-360-3031, and electronic mail address is sean@dts8coffee.com.

Audit Committee

Our board of directors performs the function of an audit committee that includes four directors on the board: Sean Tan, Connie Zhao, Alexander Liang and James Kuok.  Three directors (Connie Zhao, Alexander Liang and James Kuok) are considered to be independent.  We will appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are considered to be financial experts.  We do not have an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Board of Directors

As of the date of this Report, we have four directors on our board: Sean Tan, Connie Zhao, Alexander Liang and James Kuok.  Three directors (Connie Zhao, Alexander Liang and James Kuok) are considered to be independent.  We will appoint additional independent directors to our board and committees in the future.  Our directors are reimbursed, however, for expenses, if any, for attendance at meetings of the board of directors.  Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, this has not been a problem as no security holders have made any such recommendations.  Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of April 30, 2013, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended April 30, 2013 and 2012. For the year ended April 30, 2013, Sean Tan, our Chief Executive Officer, was paid monthly management fees of $6,000. We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees. Our directors, officers and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sean Tan President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	2013 2012	$72,000 $72,000	0 0	0 0	0 0	0 0	0 0	0 0	$72,000 $72,000

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date.

No remuneration is proposed to be paid in the future either directly or indirectly by us to any officer or director.

Employment Agreements

On March 31, 2011, we entered into a management agreement with Sean Tan, our officer and director to serve as our President and Chief Executive Officer. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. We make monthly management fee payments of $6,000 to Mr. Tan, in arrears, on the last day of each month.

Compensation of Directors

The members of our board of directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.  As of the date of this Report, there are no other agreements or arrangements in place for the amount of annual compensation that our directors will receive in the future.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Sean Tan	$ 0	0	0	0	0	0	$ 0
Connie Zhao	$ 0	0	0	0	0	0	$ 0
Alex Liang	$ 0	0	0	0	0	0	$ 0
James Kuok	$ 0	0	0	0	0	0	$0

Stock Option Grants

As of the date of this Report, we have not granted any stock options.  We have not adopted any equity compensation plans since our inception.

Compensation Committee

As of the date of this Report, we have not established a compensation committee which is responsible for setting and administering the policies and programs that govern both annual compensation and stock option programs for our directors, executive officers and employees.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.  Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2013, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 26,273,333 outstanding shares of our common stock as of April 30, 2013.

Class of Stock	Name of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
Common shares	Sean Tan, President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director (1)	17,123,660(1)	65.18%
Common shares	Connie Zhao(2) Director	30,000	0.11%
Common shares	Alexander Liang Director	-	-
Common shares	James Kuok Director	-	-
	Officers and Directors as a Group	17,153,660	65.29%

(1)

Sean Tan,  Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, . Sea n Tan  directly  owns 16,630,000 shares of common stock  and indirectly 493,660 shares of  common stock which is owned by his  spouse.

(2)

Connie Zhao, 2976 E7th Avenue, Vancouver, B.C. V5M 1V3.

Changes in Control

As of the date of this Report, our management is unaware of any existing or anticipated contract or arrangement, the operation of which may, at a subsequent date, result in a changes in our control.

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

Upon the acquisition of DTS8 Holdings on April 30, 2012, we assumed a loan from Sean Tan to DTS8 Holdings.  As of April 30, 2013 and April 30, 2012, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is our Chief Executive Officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

On March 31, 2011, we entered into a management agreement with Sean Tan, our officer and director to serve as our President and Chief Executive Officer.  Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party.  The monthly management fee payments of $6,000 to Mr. Tan are paid in arrears on the last day of each month.

In January 2013, we satisfied outstanding bonds of $4,000,000, plus accrued interest of $80,000, for a total of $4,080,000, by issuing 13,600,000 restricted shares of common stock at a price of $0.30 per share to Sean Tan.  We recorded a bond conversion loss of $408,000, which is the difference of the bond conversion price of $0.30 per share and $0.33 per share, being the deemed fair market price at the date of the share issuance.

As of April 30, 2013, the spouse of Company’s Chief Executive Officer and director loaned the Company $52,625, which is recorded as loan from related parties. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment.

As of the date of this Report, there have been no other transactions or proposed transactions in the past two years in which we were or are a party to a transaction which has materially affected or will materially affect us in which any director, promoter, executive officer or beneficial holder of more than 10% of our outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

We do not currently have any conflicts of interest by or among our current officers, director or advisors.  We have established a Conflicts of Interest policy in our Code of Business Conduct and Ethics requiring officers and directors to take certain precautions and actions to protect us from potential risks that may arise from conflicts of interests between future officers, directors, vendors or customers.  However, the Conflicts of Interest Policy contemplates a corporate structure that is not currently applicable to us and therefore is currently ineffective.  In the future, we intend to appoint additional independent directors to our board of directors.  Accordingly, conflicts of interest may arise which could influence these persons on evaluating possible acquisitions or in generally acting on our behalf as a result of their respective outside business interests.  Directors are to act honestly and in good faith with a view to our best interests. In addition, directors in a conflict of interest position are required to disclose certain conflicts to us and to abstain from voting in connection with the matter.

To assist us in minimizing future conflicts of interest, related-person transactions must be approved by our board of directors composed of independent directors, who will approve the transaction only if they determine that it is in our best interests.  In considering the transaction, the board of directors will consider various factors, including, as applicable: (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) our business rationale for entering into the transaction; (v) the alternatives to entering into a related-person transaction; (vi) whether the transaction is on terms no less favorable to us than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to us; (ix) valuations generated by independent third-party coffee brokers, if any, where the transaction in question is the purchase of coffee from a related party; and (x) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

As of the date of this Report, we have four directors on the board: Sean Tan, Connie Zhao, Alexander Liang and James Kuok.  Three directors (Connie Zhao, Alexander Liang and James Kuok) are considered to be independent.  We will appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are considered to be financial experts

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended April 30, 2013,  and 2012, are set forth in the table below:

Fee Category	Fiscal year ended April 30, 2013	Fiscal year ended April 30, 2012

Audit fees (1)	$40,000	$43,200
Audit-related fees (2)	$26,000	$ -
Tax fees (3)	$1,500	$4,600
All other fees (4)	-	-
Total fees	$67,500	$47,800

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

Audit Committee’s Pre-Approval Practice.

Our board of directors performs the function of an audit committee.  Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain minimum standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Principal Executive and Financial Officer

101.INS(2)	XBRL Instance

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation

101.DEF(2)	XBRL Taxonomy Extension Definition

101.LAB(2)	XBRL Taxonomy Extension Labels

101.PRE(2)	XBRL Taxonomy Extension Presentation

(1)

Filed with the SEC on August 17, 2010, as an exhibit, numbered as indicated above, to our Registration Statement on Form S-1 (File No. 333-168911), which exhibit is incorporated herein by reference.

(2)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2013

DTS8 COFFEE COMPANY, LTD.

By  /s/ Sean Tan

Name: Sean Tan

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sean Tan	President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	August 12, 2013
Sean Tan

/s/ Connie Zhao
Connie Zhao	Director	August 12, 2013

/s/ Alexander Liang
Alexander Liang	Director	August 12, 2013

/s/ James Kuok
James Kuok	Director	August 12, 2013