Form 10-Q
period 2013-07-31
DTS8 COFFEE COMPANY, LTD.
filed 2013-09-18
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

011-86-18101819011

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

There were 26,273,333 shares outstanding of common stock of the registrant at July 31, 2013.

 DTS8 COFFEE COMPANY, LTD.

INDEX

PART I - FINANCIAL INFORMATION

4

ITEM 1 FINANCIAL STATEMENTS

4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

18

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4 CONTROLS AND PROCEDURES

24

PART II - OTHER INFORMATION

22

ITEM 1 LEGAL PROCEEDINGS

22

ITEM 1A RISK FACTORS

22

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4 MINE SAFETY DISCLOSURES

22

ITEM 5 OTHER INFORMATION

22

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD

 CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2013

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2013 (Unaudited), and April 30, 2013

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended July 31, 2013, and 2012 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the three months ended July 31, 2013 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and 2012 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2013 Unaudited	April 30, 2013 Audited
ASSETS
Current assets
Cash and cash equivalents	$19,040	$19,591
Accounts receivable	49,691	52,801
Prepaid expenses	2,913	2,894
Inventories	26,628	30,767
Total Current Assets	98,272	106,053

Property, plant and equipment, net	88,304	92,684
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,589,313	$4,601,474

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$211,634	$203,294
Loan from related parties	219,650	172,625
Loan payable	378,125	379,963
Total Current Liabilities	809,409	755,882

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 26,273,333 shares issued and outstanding as of July 31, 2013 and April 30, 2012	26,273	26,273
Additional paid in capital	5,586,027	5,586,027
Accumulated deficit	(1,828,666)	(1,764,624)
Accumulated other comprehensive income	(3,730)	(2,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,779,904	3,845,592

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,589,313	$4,601,474

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31, 2013 Unaukdited	Three Months Ended July 31, 2012 Unaudited

REVENUE
Sales	$71,355	$56,172
Cost of sales	45,875	36,950
	25,480	19,222

EXPENSES
Marketing expenses	4,397	6,510
General and administrative expenses	85,125	81,940
TOTAL OPERATING EXPENSES	89,522	88,450

Amortization of discount on Bonds	-	4,515

LOSS BEFORE INCOME TAX	(64,042)	(73,743)

NET LOSS	$(64,042)	$(73,743)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain adjustments	(1,646)	2,387
TOTAL COMPREHENSIVE LOSS	$(65,688)	$(71,356)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	26,273,333	11,133,333

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2013	26,273,333	$26,273	$5,586,027	$(2,084)	$(1,764,624)	$3,845,592

Foreign current translation adjustment				(1,646)		(1,646)
Net loss for three months ended July 31, 2013					(64,042)	(64,042)
Balance as of July 31, 2013 (Unaudited)	26,273,333	$26,273	$5,586,027	$(3,730)	$(1,828,666)	$3,779,904

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(64,042)	$(73,743)
Adjustments to reconcile net/(loss) to net cash provided by operating activities:
Depreciation	4,995	4,010
Amortization of discount on bonds	-	4,515
Changes in operating assets and liabilities:
Accounts receivable	3,962	6,514
Prepaid expenses	28	15,422
Inventories	4,635	(12,945)
Accounts payable	8,240	(22,748)
Other payable	(7,978)	15,573
NET CASH USED IN OPERATING ACTIVITIES	(50,160)	(63,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,865)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related parties	70,000	-
Repayment to related parties	(25,757)
Share offering subscription	-	145,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,243	145,000
Effect of exchange rate changes on cash and cash equivalents	5,366	(956)
NET INCREASE (DECREASE) IN CASH	(551)	78,777
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,591	8,306
CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,040	$87,083

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (previously Berkeley Coffee & Tea, Inc.) (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing $4,000,000 of bonds payable in favor of Sean Tan. The bonds were payable at the end of 60 calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of 3% per annum.  Interest on the bonds was calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of DTS8 Coffee. Sean Tan was and remains the President and Chief Executive Officer of the Company. In January 2013, the Company paid the outstanding the bonds by issuance of 13,600,000 restricted shares of the Company’s common stock to Sean Tan. The shares were issued at a price of $0.30 per share as a payment of the bonds of $4,000,000, plus accrued interest of $80,000, for a total payment of $4,080,000.  As of the date of this report, Sean Tan owns approximately 65.18% of the Company’s outstanding shares of common stock.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2013. In the opinion of management, the unaudited financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented.

The accompanying unaudited consolidated financial statements have been prepared to present the consolidated  statements of financial position of the Company and DTS8 Holdings as of July 31,2013, and April 30, 2013; the consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company and DTS8 Holdings for the three months ended July 31, 2013 and 2012, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings’ specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At July 31, 2013, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the period ended July 31, 2013, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying consolidated financial statements reflect the financial position of the Company and DTS8 Holdings as of July 31, 2013 and 2012, and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”).

 Basis of Consolidation

The consolidated financial statements include the accounts of the Company, DTS8 Holdings Co., Ltd., DTS8 Coffee (Shanghai) Co., Ltd., and DTS8 Coffee (Huzhou) Co. Ltd. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of July 31, 2013, and April 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2013 and April 30, 2013, cash and cash equivalents consist of cash only.

Receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the three months ended July 31, 2013, and 2012, based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of July 31, 2013, and April 30, 2013, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three months ended July 31, 2013, and 2012.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of January 31, 2013 and April 30, 2013, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the three months ended July 31, 2013, and 2012, the Company did not incur any advertising and promotion costs.

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

Adjustments resulting from RMB translation to USD included in accumulated other comprehensive income/ (loss) in shareholder’s equity were loss of $3,730 and $2,084 as of July 31, 2013, and April 30, 2013, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
July 31, 2013	6.1788	6.1810
April 30, 2013	6.2208	6.3022
July 31, 2012	6.3320	6.3158

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the three months ended July 31, 2013, and 2012.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – INVENTORY

Inventories consist of the following:

	July 31, 2013	April 30, 2013
Raw material -Green beans	$2,869	$16,259
Finished products -Roasted coffee	15,717	6,710
Packing products	8,042	7,798
Total	$26,628	$30,767

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	January 31, 2013	April 30, 2013
Machinery	$97,122	$96,466
Production equipment	5,023	4,989
Vehicles	6,131	6,090
Office equipment	14,856	14,777
Leasehold improvements	32,207	31,989
Less accumulated depreciation	(67,034)	(61,627)
	$88,304	$92,684

Depreciation expenses were $4,995 and $4,010 for the three months ended July 31, 2013 and 2012 respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable. In accordance with ASC 350-20-35-3A, in performing our testing for goodwill impairment, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the managements review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management has considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that no events occurred; indicating impairment of the goodwill during the period ended July 31, 2013. Therefore no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08.  The Company did not incur any goodwill impairment adjustment for the three months ended July 31, 2013.

NOTE 8 – RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of July 31, 2013, and April 30, 2013, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s chief executive officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

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

The spouse of Company’s chief executive officer and director loaned the Company $99,650 as of July 31, 2013, and   $52,625, as of April 30, 2013, which is recorded as loan from related parties. No interest payment was due. The loan from related parties bears no interest. A loan of $70,000 from related parties is payable on August 1, 2014 or earlier. A loan of $29,650 from related parties has no fixed term of repayment.

NOTE 9 – LOAN PAYABLE

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd. The amounts owned as loan payable as of July 31, 2013 and April 30, 2013 were $378,125, and $379,963, respectively. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 10– COMMITMENTS AND CONTINGENCIES

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

Total lease payments for the three months ended July 31, 2013 and 2012 were $4,756 and $8,600, respectively. Future lease payments required subsequent to July 31, 2013, are as follows:

Years	Amount
April 30, 2014	$21,827
April 30, 2015	$23,573

NOTE 11 – COMMON STOCK

At July 31, 2013, the Company’s authorized capital was 75,000,000 common shares with a par value of $0.001 and 26,273,333 common shares were issued and outstanding.

NOTE 12 – CONTRACTS AND AGREEMENTS

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

NOTE 13 – CONCENTRATION RISK

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

As of July 31, 2013, approximately 90% of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue

NOTE 14 – SUBSEQUENT EVENTS

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

Review of Operations

Sales for the three months ended July 31, 2013, and 2012 were $71,355 compared to $56,172. The increase of about 27% is attributable to an increase in sales volume to existing and new wholesale customers. Cost of sales were $45,875 and $36,950, respectively, and our gross margins for the three months ended July 31, 2013 and 2012 were $25,480 (36% of sales) and $19,222 (34% of sales). The gross margin changes are due to the reduced cost of sales resulting from decreasing raw coffee prices. Our expenses for three months ended July 31, 2013, and 2012 were $89,522 and $88,450 which included general and administrative expenses of $85,125 and $81,940 and marketing expenses of $4,397 and $6,510 for three months ended July 31, 2013, and 2012. The expenses for the three months ended July 31, 2013, remained at nearly same level as management maintained control on expenses.  Our losses for the three months ended July 31, 2013, and 2012, were $64,042 and $73,743, respectively, and our currency translation adjustments resulted in loss of $1,646 and a gain of $2,387, respectively. Consequently, our comprehensive losses for the three months ended July 31, 2013, and 2012, were $65,688 and $71,356.

Liquidity and Capital Resources

Provided below are selected financial data about us for the three months ended July 31, 2013 and April 30, 2013.  The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	July 31, 2013	April 30, 2013
Cash	$19,040	$19,591
Total assets	$4,589,313	$4,601,474
Total liabilities	$809,409	$755,882
Stockholders’ equity	$3,779,904	$3,845,592

As of July 31, 2013, we had $19,040 in cash, receivables of $49,691, inventory of $26,628 and prepaid expenses of $2,913, while our accounts payable and accruals were $211,634, loan from related parties was $219,650, and loan  payable $378,125. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. Our net value of the machinery, plant and equipment was $88,304. Our shareholders’ equity was $3,779,904.  Since our inception on March 27, 2009, we have incurred accumulated losses of $1,828,666 to July 31, 2013.

As of April 30, 2013, we had $19,591 in cash in the bank, receivables of $52,801, inventory of $30,767 and prepaid expenses of $2,894, while our accounts payable and accruals were $203,294, loan from related parties was $172,625, and loan payable $379,963. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. Our net value of the machinery, plant and equipment were $92,684. Our shareholders’ equity was $3,845,592 in 2013 increased due to the acquisition of DTS8 Holdings and resulting share issuance for the payment of the outstanding bonds.

Since our inception on March 27, 2009, we have financed our operations through equity financings. Our ability to continue with our business is subject to our ability to continue generating additional revenue. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of July 31, 2013, we had an accumulated deficit, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern. We plan to retain cash flow we earn in order to develop our business.

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

Factors That May Affect Owning DTS8 Coffee Company, Ltd. Common Stock

As of July 31, 2013, Sean Tan, our Chief Executive Officer, owns’ approximately 65.18% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for us to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors. Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report, being July 31, 2013. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

We did not issue any shares during the three months ended July 31, 2013.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended July 31, 2013.

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
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September , 2013