Form 10-Q
period 2013-10-31
DTS8 COFFEE COMPANY, LTD.
filed 2013-12-16
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

There were 26,338,333 shares outstanding of common stock of the registrant at October 31, 2013.

 DTS8 COFFEE COMPANY, LTD.

INDEX

PART I - FINANCIAL INFORMATION

4

ITEM 1 FINANCIAL STATEMENTS

4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

18

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4 CONTROLS AND PROCEDURES

24

PART II - OTHER INFORMATION

23

ITEM 1 LEGAL PROCEEDINGS

23

ITEM 1A RISK FACTORS

23

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4 MINE SAFETY DISCLOSURES

23

ITEM 5 OTHER INFORMATION

23

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD

 CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2013 (Unaudited), and April 30, 2013

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended October 31, 2013, and 2012 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the six months ended October 31, 2013 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended October 31, 2013, and 2012 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2013 Unaudited	April 30, 2013 Audited
ASSETS
Current assets
Cash and cash equivalents	$6,992	$19,591
Accounts receivable	54,189	52,801
Prepaid expenses	31,979	2,894
Inventories	52,018	30,767
Total Current Assets	145,178	106,053

Property, plant and equipment, net	83,791	92,684
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,631,706	$4,601,474

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$294,500	$203,294
Share offering subscription	55,000	-
Loan from related parties	204,799	172,625
Loan payable	380,360	379,963
Total Current Liabilities	934,659	755,882

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 26,338,333 and 26,273,333 shares issued and outstanding as of October 31, 2013, and April 30, 2013	26,338	26,273
Additional paid in capital	5,598,962	5,586,027
Accumulated deficit	(1,923,137)	(1,764,624)
Accumulated other comprehensive income	(5,116)	(2,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,697,047	3,845,592

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,631,706	$4,601,474

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended October 31, 2013 (Unaudited)	Three Months Ended October 31, 2012 (Unaudited)	Six Months Ended October 31, 2013 (Unaudited)	Six Months Ended October 31, 2012 (Unaudited)

REVENUE
Sales	$70,880	63,621	$142,235	$119,793
Cost of sales	41,114	66,647	86,989	103,597
	29,766	(3,026)	55,246	16,196

EXPENSES
Marketing expenses	6,005	3,779	10,402	10,289
General and administrative expenses	118,232	98,459	203,357	180,399
TOTAL OPERATING EXPENSES	124,237	102,238	213,759	190,688
Amortization of discount on Bonds	-	4,515	-	9,030
LOSS BEFORE INCOME TAX	(94,471)	(109,779)	(158,513)	(183,522)

NET LOSS	$(94,471)	(109,779)	$(158,513)	$(183,522)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,386)	(1,498)	(3,032)	889
TOTAL COMPREHENSIVE LOSS	(95,857)	(111,277)	$(161,545)	$(182,633)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	26,294,529	11,362,463	26,283,931	11,247,898

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2013	26,273,333	$26,273	$5,586,027	$(2,084)	$(1,764,624)	$3,845,592

Shares issued for services at $0.20 per share	65,000	65	12,935			13,000

Foreign current translation adjustment				(3,032)		(3,032)

Net loss for six months ended October 31, 2013					(158,513)	(158,513)
Balance as of October 31, 2013 (Unaudited)	26,338,333	$26,338	$5,598,962	$(5,116)	$(1,923,137)	$3,697,047

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(158,513)	$(183,522)
Adjustments to reconcile net/(loss) to net cash provided by operating activities:
Depreciation and amortization	10,008	7,575
Shares issued for services	13,000	-
Amortization of discount on bonds	-	9,030
Changes in operating assets and liabilities:
Accounts receivable	(712)	(3,719)
Prepaid expenses	(28,921)	17,118
Inventories	(20,768)	13,162
Accounts payable and accruals	86,502	(7,779)
Other payable	-	39,461
NET CASH USED IN OPERATING ACTIVITIES	(99,404)	(108,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,874)
Investment deposit	-	(27,764)
NET CASH USED IN INVESTING ACTIVITIES	-	(29,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	-	170,000
Refund of share offering subscription	-	(25,000)
Advance from share offering subscription	55,000	-
Loans from related parties	70,000	-
Repayment to related parties	(37,280)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,720	145,000
Effect of exchange rate changes on cash and cash equivalents	(915)	(492)
NET INCREASE (DECREASE) IN CASH	(12,599)	6,196
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,591	8,306
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,992	$14,502

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (previously Berkeley Coffee & Tea, Inc.) (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing $4,000,000 of bonds payable in favor of Sean Tan. The bonds were payable at the end of 60 calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of 3% per annum.  Interest on the bonds was calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of DTS8 Coffee. Sean Tan was and remains the President and Chief Executive Officer of the Company. In January 2013, the Company paid the outstanding the bonds by issuance of 13,600,000 restricted shares of the Company’s common stock to Sean Tan. The shares were issued at a price of $0.30 per share as a payment of the bonds of $4,000,000, plus accrued interest of $80,000, for a total payment of $4,080,000. As of the date of this report, Sean Tan owns approximately 63.14% of the Company’s outstanding shares of common stock.

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

The accompanying unaudited consolidated financial statements have been prepared to present the consolidated  statements of financial position of the Company and DTS8 Holdings as of October 31,2013, and April 30, 2013; the consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company and DTS8 Holdings for the six months ended October 31, 2013 and 2012, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings’ specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At October 31, 2013, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the period ended October 31, 2013, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying consolidated financial statements reflect the financial position of the Company and DTS8 Holdings as of October 31, 2013, and 2012, and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of October 31, 2013, and April 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2013, and April 30, 2013, cash and cash equivalents consist of cash only.

Receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the six months ended October 31, 2013, and 2012, based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of October 31, 2013, and April 30, 2013, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of long-lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the six months ended October 31, 2013, and 2012.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of October 31, 2013, and April 30, 2013, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the six months ended October 31, 2013, and 2012, the Company did not incur any advertising and promotion costs.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the six months ended October 31, 2013, and 2012.

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

Adjustments resulting from RMB translation to USD included in accumulated other comprehensive income/ (loss) in shareholder’s equity were loss of $5,116, and $2,084, as of October 31, 2013, and April 30, 2013, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
October 31, 2013	6.1425	6.1695
April 30, 2013	6.2208	6.3022
October 31, 2012	6.3002	6.3239

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

Share offering Subscription

Share offering proceeds received by the Company from subscribers, pursuant to an offering  of shares of the common stock, are recorded as a current liability till the offering is closed and subscribed shares issued to the investors. As of October 31, 2013, $55,000 share offering subscription was received.

NOTE 5 – INVENTORY

Inventories consist of the following:

	October 31, 2013	April 30, 2013
Raw material -Green beans	$35,370	$16,259
Finished products -Roasted coffee	9,896	6,710
Packing products	6,752	7,798
Total	$52,018	$30,767

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	October 31, 2013	April 30, 2013
Machinery	$97,696	$96,466
Production equipment	5,053	4,989
Vehicles	6,167	6,090
Office equipment	14,927	14,777
Leasehold improvements	32,397	31,989
Less accumulated depreciation	(72,448)	(61,627)
	$83,791	$92,684

Depreciation expenses were $10,008 and $7,575 for the six months ended October 31, 2013 and 2012 respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable. In accordance with ASC 350-20-35-3A, in performing our testing for goodwill impairment, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the managements review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management has considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that no events occurred; indicating impairment of the goodwill during the period ended October 31, 2013. Therefore no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08.  The Company did not incur any goodwill impairment adjustment for the six months ended October 31, 2013.

NOTE 8 – RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of October 31, 2013, and April 30, 2013, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s chief executive officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

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

The spouse of Company’s chief executive officer and director loaned the Company $84,799 as of October 31, 2013, and $52,625, as of April 30, 2013, which is recorded as loan from related parties. No interest payment was due. The loan from related parties bears no interest. The loan of $84,799 comprises of $70,000 promissory note, which is payable on August 1, 2014 or earlier, and balance of $14,799 has no fixed term of repayment.

NOTE 9 – LOAN PAYABLE

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd. The amounts owned as loan payable as of October 31, 2013 and April 30, 2013, were $380,360, and $379,963, respectively. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

NOTE 10– COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  A new lease commenced on October 1, 2013, and expires on September 30, 2017. The space is approximately 92 square meters (990 square feet). The previous lease expired on September 30, 2013.

The Company also leases a coffee roasting and manufacturing facility at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City, 313009, Zhejiang, China. The factory space is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 16, 2013, and expires on August 17, 2015.

Total lease payments for the six months ended October 31, 2013 and 2012 were $30,503 and $16,258, respectively. Future lease payments required subsequent to October 31, 2013, are as follows:

Years	Amount
April 30, 2014	$881
April 30, 2015	$27,426
April 30, 2016	$3,809
April 30, 2017	$4,000
April 30, 2018	$1,666

NOTE 11 – COMMON STOCK

At October 31, 2013, the Company’s authorized capital was 75,000,000 common shares with a par value of $0.001 and 26,338,333 common shares were issued and outstanding.

In October 2013, the Company issued 65,000 common shares at $0.20 per share as a payment of $13,000 for consulting fees. As of October 31, 2013, $13,000 of consulting fees was expensed.

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

As of October 31, 2013, approximately 90% of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To date, our core business revenue are derived from direct coffee wholesale in China. Our continuing and expanding growth will come from bulk roasted gourmet coffee which offers opportunities to develop the DTS8 brand and to penetrate and capture new market segments. Our market penetration strategies are: (a) consistently selling only the highest quality roasted Arabica coffee; (b) providing a superior and consistent level of customer service; (c) emphasizing the differences between our coffee and those of our competitors; (d) strategic expansion into select channels of distribution including hotels, restaurants, specialty grocery and gourmet food stores, chain supermarkets and convenience stores, and food and beverage caterers. Our expansion strategy will allow growth in a controlled manner by developing our own DTS8 coffee brand and by enhancing the brand's image and quality reputation. The combination of DTS8’s brand, a differentiated roasted coffee positioning based on superior quality and our strategic expansion into select channels of distribution in different geographic territories creates potential opportunities for growth. We also believe that our commitment to quality will establish a high degree of repeat business and customer loyalty.

Review of Operations

Sales for the six months ended October 31, 2013 and 2012 were $142,235 compared to $119,793. The increase of about 18.73% is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $86,989 and $103,597, respectively, and our gross margins for the six months ended October 31, 2013 and 2012 were $55,246 (38.84% of sale) and $16,196 (13.52% of sales). The gross margin changes are due to the decreased cost of sales resulting from decreasing raw coffee prices and reduced cost of roasting in our own roasting facility. Compared to 2012, where additional costs was incurred to roast coffee off premises while we were reorganizing our factory and operations in Huzhou, China. Our general and administrative expenses were $203,357 and $180,399 for the six months ended October 31, 2013, and 2012. The expenses for October 31, 2013, increased due to an increase in operating expenses from higher office and administration costs and hiring of additional employees in Shanghai, China, and $13,000 in consulting fees being fair market price for the issuance of 65,000 shares of common stock. We incurred losses of $158,513and $183,522 during the six months ended October 31, 2013 and 2012. The currency translation adjustments were a loss of $3,032 and a gain of $889 respectively. Consequently, our comprehensive losses for the six months ended October 31, 2013 and 2012 were $161,545 and $182,633.

Our sales for the three months ended October 31, 2013 and 2012 were $70,880 compared to $63,621. The increase of about 11.41 % is attributable to an increase in sales to existing and new wholesale customers. Cost of sales were $41,114 and $66,647, respectively, and our gross margins for the three months ended October 31, 2013 and 2012 were profit of $29,766 (42% of sales) and a loss of $3,026. The gross margin changes are due to reduced costs associated with roasting coffee on premises. Our general and administrative expenses were $118,232 and $98,459 for the three months ended October 31, 2013, and 2012. The expenses for October 31, 2013, increased due to an increase in operating expenses from higher office and administration costs and hiring of additional employees in Shanghai, China, and $13,000 in consulting fees being fair market price for the issuance of 65,000 shares of common stock. We incurred losses of $94,471 and $109,779 during the three months ended October 31, 2013, and 2012. The currency translation adjustments losses were $1,386 and $1,498, respectively. Consequently, our losses for the three months ended October 31, 2013, and 2012, were $95,857 and $111,277.

Liquidity and Capital Resources

Provided below are selected financial data about us for the six months ended October 31, 2013 and April 30, 2013.  The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	October 31, 2013	April 30, 2013
Cash	$6,992	$19,591
Total assets	$4,631,706	$4,601,474
Total liabilities	$934,659	$755,882
Stockholders’ equity	$3,697,047	$3,845,592

As of October 31, 2013, we had $6,992 in cash, receivables of $54,189, inventory of $52,018 and prepaid expenses of $31,979, while our accounts payable and accruals were $294,500, subscriptions received $55,000, loan from related parties was $204,799, and loan payable $380,360. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. Our net value of the machinery, plant and equipment was $83,791. Our shareholders’ equity was $3,697,047.  Since our inception on March 27, 2009, we have incurred accumulated losses of $1,923,137 to October 31, 2013.

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

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of October 31, 2013, we had an accumulated deficit, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern. We plan to retain cash flow we earn in order to develop our business.

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

Factors That May Affect Owning DTS8 Coffee Company, Ltd. Common Stock

As of October 31, 2013, Sean Tan, our Chief Executive Officer, owns’ approximately 63.14% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for us to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors. Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report, being October 31, 2013. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2013, we issued 65,000 restricted shares of common stock to a consultant at a fair market price of $0.20 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $13,000. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

We did not issue any other shares during the three months ended October 31, 2013.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended October 31, 2013.

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
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 13, 2013