Form 10-Q
period 2014-01-31
DTS8 COFFEE COMPANY, LTD.
filed 2014-03-14
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 27,838,333 shares outstanding of common stock of the registrant at January 31, 2014.

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

24

ITEM 1A RISK FACTORS

24

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4 MINE SAFETY DISCLOSURES

24

ITEM 5 OTHER INFORMATION

24

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD

 CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2014 (Unaudited), and April 30, 2013

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended January 31, 2014, and 2013 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the nine months ended January 31, 2014 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended January 31, 2014, and 2013 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	January 31, 2014 Unaudited	April 30, 2013 Audited
ASSETS
Current assets
Cash and cash equivalents	$11,642	$19,591
Accounts receivable	69,076	52,801
Prepaid expenses	18,116	2,894
Inventories	25,190	30,767
Total Current Assets	124,024	106,053

Property, plant and equipment, net	79,922	92,684
Goodwill	4,402,737	4,402,737
TOTAL ASSETS	$4,606,683	$4,601,474

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$316,498	$203,294
Share offering subscription	95,000	-
Loan from related parties	204,058	172,625
Loan payable	382,696	379,963
Total Current Liabilities	998,252	755,882

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 27,838,333 and 26,273,333 shares issued and outstanding as of January 31, 2014, and April 30, 2013	27,838	26,273
Additional paid in capital	6,101,462	5,586,027
Accumulated deficit	(2,514,165)	(1,764,624)
Accumulated other comprehensive income	(6,704)	(2,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,608,431	3,845,592

TOTAL LIABILITIES&SHAREHOLDERS’ EQUITY (DEFICIT)	$4,606,683	$4,601,474

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended January 31, 2014 (Unaudited)	Three Months Ended January 31, 2013 (Unaudited)	Nine Months Ended January 31, 2014 (Unaudited)	Nine Months Ended January 31, 2013 (Unaudited)

REVENUE
Sales	$90,327	65,463	$232,562	$185,256
Cost of sales	73,337	31,994	160,326	135,591
	16,990	33,469	72,236	49,665

EXPENSES
Marketing expenses	11,823	8,627	22,225	18,916
General and administrative expenses	596,159	337,230	799,552	525,958
TOTAL OPERATING EXPENSES	608,018	345,857	821,777	544,874
Loss on bond conversion	-	408,000	-	408,000
Bond interest & amortization expenses	-	92,040	-	92,040
LOSS BEFORE INCOME TAX	(591,028)	(812,864)	(749,541)	(995,249)

NET LOSS	$(591,028)	(812,864)	$(749,541)	$(996,386)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,588)	(886)	(4,620)	3
TOTAL COMPREHENSIVE LOSS	(592,616)	(813,750)	$(754,161)	$(996,383)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	(0.05)	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	26,729,637	16,979,420	26,432,500	13,158,405

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2013	26,273,333	$26,273	$5,586,027	$(2,084)	$(1,764,624)	$3,845,592

Shares issued for services at $0.20 per share	65,000	65	12,935			13,000
Shares issued for service at $0.32 per share	900,000	900	287,400			288,00
Shares issued for service at $0.36 per share	600,000	600	215,400			216,000
Foreign current translation adjustment				(4,620)		(4,620)

Net loss for nine months ended January 31, 2014					(749,541)	(749,541)
Balance as of January 31, 2014 (Unaudited)	27,838,333	$27,838	$6,101,462	$(6,704)	$(2,514,165)	$3,608,431

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2014	Nine Months Ended January 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(749,541)	$(996,386)
Adjustments to reconcile net/(loss) to net cash provided by operating activities:
Depreciation and amortization	15,070	10,559
Shares issued for services	517,000	273,000
Shares issued for bond interest	-	80,000
Loss on bond conversion	-	408,000
Amortization of discount on bonds	-	12,040
Changes in operating assets and liabilities:
Accounts receivable	(15,157)	(1,460)
Prepaid expenses	(15,051)	36,962
Inventories	6,114	(8,598)
Accounts payable and accruals	104,,418	34,886
Other payable	-	55,230
NET CASH USED IN OPERATING ACTIVITIES	(137,147)	(95,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(693)	(1,871)
Investment deposit	-	(50,178)
NET CASH USED IN INVESTING ACTIVITIES	(693)	(52,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	-	170,000
Refund of share offering subscription	-	(25,000)
Advance from share offering subscription	95,000	-
Loans from related parties	70,000	-
Repayment to related parties	(37,386)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	127,614	145,000
Effect of exchange rate changes on cash and cash equivalents	2,277	(1,346)
NET INCREASE (DECREASE) IN CASH	(7,949)	(4,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,591	8,306
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,642	$4,145

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-
Common stock issued for service, bond and interest	$-	$4,761,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (previously Berkeley Coffee & Tea, Inc.) (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing $4,000,000 of bonds payable in favor of Sean Tan. The bonds were payable at the end of 60 calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of 3% per annum.  Interest on the bonds was calculated, accrued and paid annually. There was material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of DTS8 Coffee. Sean Tan was and remains the President and Chief Executive Officer of the Company. In January 2013, the Company paid the outstanding the bonds by issuance of 13,600,000 restricted shares of the Company’s common stock to Sean Tan. The shares were issued at a price of $0.30 per share as a payment of the bonds of $4,000,000, plus accrued interest of $80,000, for a total payment of $4,080,000. As of the date of this report, Sean Tan owns approximately 59.7% of the Company’s outstanding shares of common stock.

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

The accompanying unaudited consolidated financial statements have been prepared to present the consolidated  statements of financial position of the Company and DTS8 Holdings as of January 31,2014, and April 30, 2013; the consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company and DTS8 Holdings for the nine months ended January 31, 2014 and 2013, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by Article 8 of Regulation S-X. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on DTS8 Holdings’ specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At January 31, 2014, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the period ended January 31, 2014, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying consolidated financial statements reflect the financial position of the Company and DTS8 Holdings as of January 31, 2014, and 2013, and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of January 31, 2014, and April 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2014, and April 30, 2013, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the nine months ended January 31, 2014, and 2013, based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of January 31, 2014, and April 30, 2013, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of Long-lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the nine months ended January 31, 2014, and 2013.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of January 31, 2014, and April 30, 2013, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the nine months ended January 31, 2014, and 2013, the Company did not incur any advertising and promotion costs.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the nine months ended January 31, 2014, and 2013.

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

Adjustments resulting from RMB translation to USD included in accumulated other comprehensive income/ (loss) in shareholder’s equity were loss of $6,704, and $2,084, as of January 31, 2014, and April 30, 2013, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
January 31, 2014	6.1050	6.1520
April 30, 2013	6.2208	6.3022
January 31, 2013	6.2795	6.3120

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

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable. Transactions that lack vesting and forfeiture are measured at the date of the agreement at market price and expensed on that date.

Share Offering Subscription

Share offering proceeds received by the Company from subscribers, pursuant to an offering  of shares of the common stock, are recorded as a current liability till the offering is closed and subscribed shares issued to the investors. As of January 31, 2014, $95,000 share offering subscription was received.

NOTE 5 – INVENTORY

Inventories consist of the following:

	January 31, 2014	April 30, 2013
Raw material -Green beans	$11,687	$16,259
Finished products -Roasted coffee	5,832	6,710
Packing products	7,671	7,798
Total	$25,190	$30,767

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	January 31, 2014	April 30, 2013
Machinery	$98,296	$96,466
Production equipment	5,084	4,989
Vehicles	6,205	6,090
Office equipment	15,699	14,777
Leasehold improvements	32,596	31,989
Less accumulated depreciation	(77,957)	(61,627)
	$79,922	$92,684

Depreciation expenses were $15,070 and $10,559 for the nine months ended January 31, 2014 and 2013 respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable. In accordance with ASC 350-20-35-3A, in performing our testing for goodwill impairment, management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the managements review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management has considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that no events occurred; indicating impairment of the goodwill during the period ended January 31, 2014. Therefore no further analysis was necessary to prepare for goodwill impairment beyond the steps in ASC 350-20-35-3C in accordance with ASU 2011-08. The Company did not incur any goodwill impairment adjustment for the nine months ended January 31, 2014.

NOTE 8 – RELATED PARTY TRANSACTIONS

These related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of January 31, 2014, and April 30, 2013, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s chief executive officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

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

The spouse of Company’s chief executive officer and director loaned the Company $84,058 as of January 31, 2014, and $52,625, as of April 30, 2013, which is recorded as loan from related parties. No interest payment was due. The loan from related parties bears no interest. The loan of $84,058 comprises of $70,000 promissory note, which is payable on August 1, 2014 or earlier, and balance of $14,058 has no fixed term of repayment.

NOTE 9 – LOAN PAYABLE

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd. The amounts owned as loan payable as of January 31, 2014 and April 30,

2013, were $382,696, and $379,963, respectively. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the lender has agreed not to demand payment within the next fiscal year.

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

Total lease payments for the nine months ended January 31, 2014, and 2013 were $18,278 and $20,558, respectively. Future lease payments required subsequent to January 31, 2014, are as follows:

Years	Amount
April 30, 2014	$318
April 30, 2015	$27,504
April 30, 2016	$3,820
April 30, 2017	$4,010
April 30, 2018	$1,671

NOTE 11 – COMMON STOCK

At January 31, 2014, the Company’s authorized capital was 75,000,000 common shares with a par value of $0.001 and 27,838,333 common shares were issued and outstanding.

In October 2013, we issued 65,000 restricted shares of common stock to a consultant at a fair market price of $0.20 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $13,000. For the period ended January 31, 2014, $13,000 was expensed as consulting fees.

In January 2014, we issued 600,000 restricted shares of common stock to a consultant at a fair market price of $0.36 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $216,000. For the period ended January 31, 2014, $216,000 was expensed as consulting fees.

In January 2014, we registered on Form S-8, 900,000 shares of common stock for payment of services and fees in lieu of cash to two consultants for an aggregate consideration for $288,000, the estimated fair market value of these shares. It was determined that $0.32 per share as the fair market value of a share. For the period ended January 31, 2014, $192,000 was expensed as consulting fees and $96,000 as legal fees.

NOTE 12 – CONTRACTS AND AGREEMENTS

In March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.

In January 2014, the Company entered into an agreement with the Company’s attorney, to provide legal services to the Company till December 31, 2014. The Company issued 300,000 shares of common stock for payment of the legal fees in lieu of cash for an aggregate consideration of $96,000, the estimated fair market value of these shares. It was determined that $0.32 per share as the fair market value of a share. For the period ended January 31, 2014, $96,000 was expensed as legal fees.

In January 2014, the Company entered into an agreement with a coffee agronomist to provide coffee quality related services to the Company till December 31, 2014. The Company issued 600,000 shares of common stock for payment of the consulting fees in lieu of cash for an aggregate consideration of $192,000, the estimated fair market value of these shares. It was determined that $0.32 per share as the fair market value of a share. For the period ended January 31, 2014, $192,000 was expensed as consulting fees.

In January 2014, the Company entered into an agreement with a consultant to provide sales related services to the Company till November 30, 2014. The Company issued 600,000 shares of common stock for payment of the consulting fees in lieu of cash for an aggregate consideration of $216,000, the estimated fair market value of these shares. It was determined that $0.36 per share as the fair market value of a share. For the period ended January 31, 2014, $216,000 was expensed as consulting fees.

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

As of January 31, 2014, approximately 95% of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To date, our core business revenue is derived from direct coffee wholesale in China. Our continuing and expanding growth will come from bulk roasted gourmet coffee, which offers opportunities to develop the DTS8 brand and to penetrate and capture new market segments. Our market penetration strategies are: (a) consistently selling only the highest quality roasted Arabica coffee; (b) providing a superior and consistent level of customer service; (c) emphasizing the differences between our coffee and those of our competitors; (d) strategic expansion into select channels of distribution including hotels, restaurants, specialty grocery and gourmet food stores, chain supermarkets and convenience stores, and food and beverage caterers. Our expansion strategy will allow growth in a controlled manner by developing our own DTS8 coffee brand and by enhancing the brand's image and quality reputation. The combination of DTS8’s brand, a differentiated roasted coffee positioning based on superior quality and our strategic expansion into select channels of distribution in different geographic territories creates potential opportunities for growth. We also believe that our commitment to quality will establish a high degree of repeat business and customer loyalty. The rising population, urbanization, disposal income and urban consumer spending, together with changing lifestyle choices and a young population are drivers of the coffee demand and growth in China.

Review of Operations

Revenue for the nine months ended January 31, 2014, was $232,562 compared to $185,256 for the nine months ended January 31, 2013. The increase of about 25.53% is attributable to an increase in sales to existing and new wholesale customers. Cost of sales for the nine months ended January 31, 2014, and 2013, were $160,326 and $135,591, respectively, and our gross margins were $72,236 (31.06% of sale) and $49,665 (26.81% of sales) respectively. The gross margin changes are due to the decreased cost of sales resulting from increased prices charged to new customers and lowers raw coffee prices. In 2013, costs were incurred to roast coffee off premises while reorganizing our factory and operations in Huzhou, China. Our general and administrative expenses were $799,552 and $525,958 for the nine months ended January 31, 2014, and 2013. The expenses to January 31, 2014, increased due to an increase in operating expenses from higher office and administration costs and hiring of additional employees in Shanghai, China.  During the nine months ended January 31, 2014, we expensed $421,000 in consulting fees and $92,000 in legal fees, being fair market price for the issuance of 1,565,000 shares of common stock. The expenses for the nine months ended January 31, 2013, included shares issued at a fair market value of $273,000 for consulting services and we incurred bond interest and amortization expenses of $92,040 and a bond conversion loss of $408,000; the difference from the bond conversion price of $0.30 per share and $0.33 per share being the fair market price at the date of the share issuance. We incurred $22,225 in marketing expenses for the promotion of our roasted coffee in Shanghai including the launching of the “Don Manuel” coffee brand. We incurred losses of $749,541 and $996,386 during the nine months ended January 31, 2014, and 2013. The currency translation adjustments were a loss of $4,620 and a gain of $3 respectively. Consequently, our comprehensive losses for the nine months ended January 31, 2014 and 2013 were $754,161 and $996,383.

Our revenue for the three months ended January 31, 2014 and 2013 were $90,327 compared to $65,463. The increase of about 37.98 % is attributable to an increase in sales volume during the Chinese New Year holiday to existing and new wholesale customers. Cost of sales were $73,337 and $31,994, respectively, and our gross margins for the three months ended January 31, 2014, and 2013, were  a profit of $16,990 (18.81% of sales) and $33,469 (51.13% of sales), respectively. The gross margin changes are due to the increased cost of sales resulting from increased sales at end of January 31, 2014. Our general and administrative expenses were $596,159 and $337,230 for the three months ended January 31, 2014, and 2013 and we incurred coffee promotion expenses of $11,823. The expenses to January 31, 2014, increased due to an increase in operating expenses from higher office and administration costs and hiring of additional employees in Shanghai, China, and we expensed $421,000 in consulting fees and $92,000 in legal fees, being fair market price for the issuance of 1,565,000 shares of common stock. The expenses for the three months ended January 31, 2013, we incurred bond interest and amortization expenses of $92,040 and a bond conversion loss of $408,000; the difference from the bond conversion price of $0.30 per share and $0.33 per share being the fair market price at the date of the share issuance. We incurred losses of $591,028 and $812,864 during the three months ended January 31, 2014, and 2013. The currency translation adjustments losses were $1,588 and $886, respectively. Consequently, our losses for the three months ended January 31, 2014, and 2013, were $592,616 and $813,750.

Liquidity and Capital Resources

Provided below are selected financial data about us for the nine months ended January 31, 2014 and the year ended April 30, 2013.  The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

	January 31, 2014	April 30, 2013
Cash	$11,642	$19,591
Total assets	$4,606,683	$4,601,474
Total liabilities	$998,252	$755,882
Stockholders’ equity	$3,608,431	$3,845,592

As of January 31, 2014, we had $11,642 in cash, receivables of $69,076, inventory of $25,190 and prepaid expenses of $18,116, while our accounts payable and accruals were $316,498, subscriptions received $95,000, loan from related parties was $204,058, and loan payable $382,696. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. Our net value of the machinery, plant and equipment was $79,922. Our shareholders’ equity was

$3,608,431.  Since our inception on March 27, 2009, we have incurred accumulated losses of $2,514,165 and other comprehensive loss from currency translations $6,704 to January 31, 2014.

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

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of January 31, 2014, we had an accumulated deficit, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern. We plan to retain cash flow we earn in order to develop our business.

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

Seasonality and Other Factors That May Affect Our Future Results

Historically, coffee consumption is affected by weather seasons in China.  We have experienced increased sales during the winter season, and a decline in sales, compared to winter sales, during the summer season in China.  Our quarterly revenues are affected by seasonality, but we may conceal the impact of the seasonal influences due to the growth in our revenue.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. The availability and price of high quality Arabica coffee beans could impact our profitability and growth of our business. Our principal raw material is green coffee beans. We source our green coffee beans from coffee farmers and brokers. Although most coffee beans are traded in the commodity market, the high-grade Arabica coffee beans we buy tend to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. If we are unable to source sufficient quantities of green coffee beans to meet our demands for growth and expansion, then our business could be negatively impacted.

The prices we pay for coffee beans are subject to movements in the commodity market for coffee. The price can fluctuate depending on such events as weather patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries, foreign currency fluctuations, coffee-producing countries’ export quotas, commodity market investor activity and fluctuating general economic conditions. In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. If the price for coffee beans increases and we are not able to adjust our pricing and cost structure accordingly, our margins and profitability will decrease. Our ability to raise sales prices in response to rising coffee bean prices may be limited and depends largely on what our competitors do in response to price pressures, and our profitability could be adversely affected if coffee bean prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.

Our roasting methods are not proprietary, but are essential to the quality of our coffee, and our business would suffer if our competitors were able to duplicate them. We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our DTS8 Coffee brand. Because our roasting methods cannot be patented, we are unable to prevent competitors from copying our roasting methods if such methods became known. If our competitors copy our roasting methods, we may lose customers to our competitors. In addition, competitors may be able to develop roasting methods that are more advanced than our roasting methods, which may also harm our competitive position.

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

The coffee market in China is highly fragmented, and coffee brands are being established across multiple distribution markets. Several competitors are aggressive in obtaining distribution to retailers, coffee shops, commercial roasters, gourmet retailers and coffee brokers. We have only begun to penetrate those markets, which give other competitors advantages over us based on their earlier entry into these distribution markets. Since our business strategy is centered on a single product, coffee, if the demand for coffee decreases, our business could suffer. Additionally, if we fail to continue developing and maintaining the quality of the coffee we sell, our business revenue and profitability could be adversely affected.

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

Factors That May Affect Owning DTS8 Coffee Company, Ltd. Common Stock

As of January 31, 2014, Sean Tan, our Chief Executive Officer, owns’ approximately 59.74% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for us to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors. Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report, being January 31, 2014. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In October 2013, we issued 65,000 restricted shares of common stock to a consultant at a fair market price of $0.20 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $13,000. For the period ended January 31, 2014, $13,000 was expensed as consulting fees.  The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In January 2014, we issued 600,000 restricted shares of common stock to a consultant at a fair market price of $0.36 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $216,000. For the period ended January 31, 2014, $216,000 was expensed as consulting fees. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended January 31, 2014.

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
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2014