Form 10-K
period 2014-04-30
DTS8 COFFEE COMPANY, LTD.
filed 2014-08-11
CIK 1499361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]    No [X]

As of October 31, 2013, there were 26,338,333 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 9,708,333shares were held by non-affiliates of the registrant. The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $2,135,833, based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

As of April 30, 2014, there were 30,708,333 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

Item 9B.

Other Information

35

Part III

36

Item 10.

Directors, Executive Officers, And Corporate Governance

36

Item 11.

Executive Compensation

39

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholder Matters

40

Item 13.

Certain Relationships And Related Transactions, And Director Independence

41

Item 14.

Principal Accountant Fees And Services

42

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

This Report contains “forward-looking statements” that involve risk and uncertainties.  We use forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events may vary materially from those implied by the forward-looking statements.  These statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of the green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to acquire customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source for green coffee beans, our historical losses may continue which negatively impacts our common stock, weak consumer demand for our roasted coffee, and the fact that we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Report.  Readers should carefully review this Report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1

DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on March 27, 2009.  Effective January 22, 2013, we changed our name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd.  Our articles of incorporation authorized the issuance of 75,000,000 shares of common stock each at a par value of $0.001.  As of April 30, 2014, we had 111 shareholders and 30,708,333 shares of our common stock issued and outstanding.

On April 30, 2012, we acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings, a corporation organized and existing, since June 2008, under the laws of Hong Kong, People’s Republic of China, and which owns DTS8 Coffee, a wholly owned foreign subsidiary entity (“WOFE”) organized and existing in Shanghai under the laws of the People’s Republic of China. Effective March 2013, we completed the incorporation and licensing of DTS8 Huzhou, which is a wholly owned subsidiary of DTS8 Coffee.

In October 2012, we obtained an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel brand 100% Colombian Coffee in the People’s Republic of China, Taiwan, Thailand, Vietnam,

Cambodia, Laos, Philippines, Myanmar, Indonesia, East Timor, Hong Kong, Macau, Malaysia, Singapore and Brunei.  We pay a license fee for all coffee sold under the Don Manuel brand.  The license is valid for five (5) years and will expire November 1, 2017.  Don Manuel brand 100% Colombian coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth-bodied coffee with sweet-toned syrupy notes and chocolate.  The coffee has a balanced acidity and a smooth, clean finish.

We are a gourmet coffee roasting, marketing and wholesale distribution company. Our office and coffee storage facility is located in Shanghai, China.  Our coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China.  We market and sell gourmet roasted coffee to our customers in Shanghai, and other parts of China.  We sell gourmet roasted coffee under the “DTS8 Coffee” and private label brands through distribution channels that reach consumers at restaurants, multi-location coffee shops and offices.

We have never declared bankruptcy or been in receivership.

How to Communicate with Us

Our principal executive office is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, and our registered office is located at Suite 214, 1662 Highway 395 N, Minden, Nevada 89423.  Our telephone number is 775-360-3031 or 011-86-18101819011 and electronic mail address is sean@dts8coffee.com.

Our Business

Our core business revenue is derived from our coffee wholesale operations in China.  DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is in the business of roasting, marketing and selling gourmet roasted coffee to its customers in Shanghai and other parts of China.  We source coffee beans from around the world. We sell several varieties of gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels such as multi-location coffee shops, restaurants and offices in China.  As of April 30, 2014, approximately 88% of our revenue was derived from one customer. However, we anticipate that our reliance on one customer will decline in the future as we obtain new customers and increase our revenue.

The Don Manuel Brand is widely distributed and sold in the United States, and its addition to our portfolio complements our DTS8 Coffee brand which is roasted, marketed and sold to customers in Shanghai and other parts of China.  The combination of the Don Manuel and DTS8 Coffee brands allows for growth opportunities into select channels of distribution in China and different geographic territories and creates potential opportunities for the growth of our business.

We expect that our continuing and expanding revenue growth will come from bulk roasted coffee sales in China which offers opportunities to develop the DTS8 Coffee brand and to penetrate and capture new market segments. More specifically, our objectives are to align our coffee roasting strengths and product innovation capabilities to offer a distinctive “DTS8 Coffee” brand experience.  Our expansion strategy will allow us to grow in a controlled manner by developing our own DTS8 Coffee brand and by enhancing our brand's image and reputation for quality across China.  The combination of our brand, differentiated roasted coffee positioning based on superior quality, and our strategic expansion into select distribution channels in different geographic territories creates potential opportunities for growth.  We believe that our commitment to quality will establish a high degree of repeat business and customer loyalty.

Principal Products

We believe that our DTS8 Coffee brand products provide flavor and characteristics suited for Chinese consumers.  We choose our raw coffee beans for their richness in aroma and flavor from coffee producers throughout the world.  Our coffee beans are grown by farmers in Colombia, Brazil, Panama, Indonesia, Kenya, Guatemala, Papua New Guinea and Ethiopia.  Our coffees are available for sale in standard sizes of 250g, 500g, and 1kg.  In addition to our current three signature blends, we also sell other blends under in-house labels.  We market our coffees in two main categories: gourmet whole bean and private label whole bean.  We also roast and market specific blends of roasted coffees on a private label basis.  These private labels productions are based on individual arrangements with each customer.

Manufacturing

As of the date of this Report, we own and operate a coffee roasting factory in Nanxun Town, Huzhou, Zhejiang, China.  We use a Probat coffee roasting machine.  We use a profile roasting system to accurately program the coffee roasting curve by modifying heat levels that are applied at various intervals.  Not only can the coffee’s degree of acidity or bitterness be accurately controlled, but several taste profiles can also be created from the same green coffee blend.  We use packaging bags made with a “freshness valve” to allow for a one-way flow of air to ensure that the coffee maintains freshness and remains fresh for a longer period of time.

Coffee Bean Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on the weather and economic and political conditions in coffee-producing countries.  We purchase coffee from coffee brokers who supply us with quality green bean coffees from different countries.  We depend upon outside trading companies and exporters for their supply of coffee.  We need to maintain our coffee blends and require a continuous supply of similar coffee in the future.  Accordingly, we routinely negotiate with the exporters or trading companies to purchase coffee tied to the specific New York “C” futures coffee contract market prices for future deliveries of coffee.  The New York “C” futures coffee contract trades on the New York Coffee, Sugar & Cocoa Exchange.  The quality of the coffee is determined by testing the grades of coffee and by cup tasting for flavor.  We do not depend on any one broker/exporter to supply all of our coffee because a disruption in the supply from one broker/exporter may not be able to be remedied quickly and cost effectively.

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

China has experienced growth in the consumption of coffee.  Led initially by Starbucks, consumers in China are learning to drink and appreciate coffee beverages.  As a result, more gourmet coffee cafe chain stores are opening all over China.  We offer consumers in China several varieties of gourmet coffees.  Our DTS8 Coffees are sold in coffee shops, restaurants and offices in China.  We sell high quality gourmet coffee to individual coffee shops which are roasted in small batches on private label basis.

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

We also compete directly against all other coffee brands in the Chinese marketplace.  We face competition from a number of large multi-national consumer product companies like Nestle Inc., as well as local coffee bean companies.  Competition in the coffee market is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market.  We believe that our customers choose based upon the quality and variety of the coffee.  We believe consumers differentiate coffee brands based on freshness as an element of coffee quality.  To our knowledge, few significant competitors focus on custom roasting and product freshness in the same manner as we do.

Government Regulations

As of the date of this Report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and coffee business.  We have a Nevada State Business License that expires on March 31, 2015.

In Shanghai and Huzhou, Zhejiang, China, our coffee roasting operations are subject to various governmental laws, regulations and licenses.  These governmental authorities include federal, state and local, health, sanitation, and other departments that have jurisdiction over our operation.  We believe that we are in compliance in all material respects with all such laws and regulations and obtained all material licenses that are required for the operation of our business including but not limited to obtaining: Business License, Tax Registration Certificate, National Industrial Products Production License, The People's Republic of China Consignees and Consignors of Import and Export Goods Customs Declaration Registration Certificate, Certificate of Approval For Establishment of Enterprises with Investment, Financial Registration for Enterprises with Foreign Investment Registration and State Administration of Foreign Exchange License.  We are not aware of any environmental regulations that we believe will have a material adverse effect on our operations.

Customer Service

Our coffees are roasted and packaged in our coffee roasting factory and meet the regulatory requirements for food sanitation and safety in China.  We guarantee our coffee quality and allow our customers to exchange any coffee considered unsatisfactory to them.

We own our website, www.dts8coffee.com, which is designed to provide easy and effective operation when navigating on the site and information on coffee.

Employees

As of April 30, 2014, we had five (5) full time and five (5) part-time employees.

Research and Development Activities

We have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Subsidiaries

We own 100% of the issued and outstanding shares of DTS8 Holdings Co., Ltd., a corporation organized and existing, since June 2008, under the laws of Hong Kong, People’s Republic of China, and which owns 100% of DTS8 Coffee, Shanghai Co., Ltd. a WOFE organized and existing in Shanghai under the laws of the People’s Republic of China since January 19, 2009.  DTS8 Coffee Shanghai Co. Ltd has owns 100% of DTS8 Coffee Huzhou Co. Ltd. in Huzhou, Zhejiang Province, China, the incorporation and licensing of which were completed in March 2013.  Huzhou is approximately a two hour drive from Shanghai.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

We are filing this Report with the Securities and Exchange Commission (“SEC”) and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We file our reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

ITEM 1A

RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2

PROPERTIES

Our registered office is located at 1662 Highway 395 Ste 214, Minden, NV 89423.  Our corporate office and coffee storage facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  There are approximately 92 square meters (990 square feet) of warehouse space devoted to coffee storage, general corporate use, coffee sales and customer services. Our current lease expires on September 30, 2017.

Our new coffee roasting and manufacturing facility is located at 2nd Floor, 801 Jiahe Road, Nanxun Town, Huzhou City, 313009, Zhejiang, China.  There are approximately 1,041 square meters (11,205 square feet) of warehouse space for manufacturing, storage and general corporate use.  The facility is equipped with a Probat coffee roaster, a coffee cupping lab with espresso machine, coffee grinders and coffee brewers.  Our current lease expires on August 17, 2015.

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

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “BKCT”.  Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Our common stock became eligible for quotation on the OTC Bulletin Board on September 30, 2011, and became quoted on the OTCQB on January 15, 2013.  Set forth below is the range of high and low bid information for each quarter within the last two fiscal years as provided by the OTC Markets website:

Quarter	High	Low
2014 Fourth Quarter	$0.34	$0.07
2014 Third Quarter	$0.41	$0.17
2014 Second Quarter	$0.23	$0.08
2014 First Quarter	$0.33	$0.14
2013 Fourth Quarter	$0.27	$0.23
2013 Third Quarter	$0.33	$0.10
2013 Second Quarter	$0.30	$0.30
2013 First Quarter	$0.30	$0.30

Holders

As of April 30, 2014, we had approximately 111 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

In April 2014, we issued 120,000 restricted shares of common stock to a consultant at a fair market price of $0.12 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $14,400. For the year ended April 30, 2014, $14,400 was expensed as consulting fees. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In April 2014, we issued 500,000 restricted shares of common stock to a director at a fair market price of $0.12 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $60,000.  For the year ended April 30, 2014, $60,000 was expensed as consulting fees.  The shares were issued with a restrictive legend and in reliance on an exemption from registration under Regulation S of the Securities Act.

In April, 2014 we issued 1,666,667 restricted shares of common stock to one investor at $0.12 per share, for payment of $200,000. The $200,000 was used as working capital. The shares were sold in reliance on an exemption from registration provided by Rule 903 of Regulation S under the Securities Act of 1933, as amended.  The Company’s reliance on Rule 903 of Regulation S was based on the fact that the shares were sold in “offshore transactions”, as defined in Rule 902(h) of Regulation S.  The Company did not engage in any directed selling efforts in the United States in connection with the sale of the shares, and the investors were not U.S. persons and did not acquire the shares for the account or benefit of any U.S. person.

In April 2014, we issued 583,333 restricted shares of common stock to the spouse of the Company’s Chief Executive Officer and director at a price of $0.12 per share, in lieu of cash, to pay the $70,000 promissory note issued in July 2013. The shares were sold in reliance on an exemption from registration provided by Rule 903 of Regulation S under the Securities Act of 1933, as amended.  The Company’s reliance on Rule 903 of Regulation S was based on the fact that the shares were sold in “offshore transactions”, as defined in Rule 902(h) of Regulation S.  The Company did not engage in any directed selling efforts in the United States in connection with the sale of the shares, and the investors were not U.S. persons and did not acquire the shares for the account or benefit of any U.S. person.

Stock Repurchase

As of the date of this Report, we do not have any stock repurchase plan.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the year ended April 30, 2014, our revenue from fresh roasted coffee grew by 22%. Following the trend of coffee consumption habits in Western countries, Chinese consumers now choose coffee more by its original country and flavor instead of the coffee brand.  In China, the country of origin of coffee beans is receiving increased attention from coffee drinkers.  The rising coffee culture as well as the popularity of coffee shops in the first and second tier cities is boosting fresh roasted coffee sales. This trend bodes well for the DTS8 as a roaster of fresh   gourmet coffee from several coffee producing countries.

Capitalizing on favorable trends in the general coffee market, our vision is to capture consumers in China with our DTS8 Coffee brand fine-tasting gourmet coffees. To date, our core business revenue has been derived from direct coffee wholesale in China.  We expect our growth to result from the sale of bulk roasted gourmet coffee, which offers opportunities to develop the DTS8 Coffee brand and to penetrate and capture new market segments.  Our market penetration strategies are: (a) consistently selling only the highest quality roasted Arabica coffee; (b) providing a superior and consistent level of customer service; (c) emphasizing the differences between our coffees and those of our competitors; and (d) strategic expansion into select channels of distribution including hotels, restaurants, specialty grocery and gourmet food stores, chain supermarkets and convenience stores, and food and beverage caterers.  Our expansion strategy will allow us to grow in a controlled manner by developing our own DTS8 Coffee brand and by enhancing the brand's image and quality reputation. The combination of our brand, differentiated roasted coffee positioning based on superior quality, and our strategic expansion into select distribution channels in different geographic territories creates potential opportunities for growth. We also believe that our commitment to quality will establish a high degree of repeat business and customer loyalty.

Our marketing efforts combined with the growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee.  We have an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel brand 100% Colombian Coffee in the People’s Republic of China.  The Don Manuel brand is widely distributed and sold in the United States.  Don Manuel brand 100% Colombian Coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth-bodied coffee with sweet-toned syrupy notes and chocolate.  The coffee has a balanced acidity and a smooth, clean finish.  The combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories.

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

Review of Operations for the Years Ended April 30, 2014 and April 30, 2013

Results of Operations

Sales for the years ended April 30, 2014, and 2013 were $310,003 compared to $253,790.  The increase of approximately 22% is attributable to an increase in sales volume during the Chinese New Year holiday and an increase in sales to existing and new wholesale customers.  Cost of sales were $184,225 and $211,457, respectively, and our gross margins for the years ended April 30, 2014 and 2013, were $125,778 (41% of sales) and $42,333 (17% of sales).  The gross margin changes are due to the reduced cost of sales resulting from reduced raw coffee prices during the year and a decrease in occupancy costs due to roasting coffee in our own factory, compared to 2013, where additional costs were incurred to roasts coffee off-premises while we were reorganizing our factory and operations.

Our general and administrative expenses were $1,030,962 and $633,560 during the years ended April 30, 2014 and 2013. Our expenses for the year ended April 30, 2014, increased due to higher office and administration costs and shares issued at a fair market value of $591,400 for consulting services during the year, compared to shares issued at fair market value of $273,000 for consulting services during the prior year.  In 2014, we expensed $495,400 in consulting fees and $96,000 in legal fees, being the fair market price for the issuance of 2,185,000 shares of common stock. A goodwill impairment adjustment of $1,391,979 was also expensed during the year ended April 30, 2014, as we concluded that such a charge was reasonable following the occurrence of events indicating that some goodwill had been impaired. We did not incur any goodwill impairment adjustment during the year ended April 30, 2013. Our marketing expenses were $28,565 and $24,644 during the years ended April 30, 2014 and 2013.  In 2014, we disposed of a vehicle and realized a gain on disposal of $17,566.  In 2013, we incurred bond interest and amortization expenses of $92,040 and a bond conversion loss of $408,000; the difference from the bond conversion price of $0.30 per share and $0.33 per share being the fair market price at the date of the share issuance.  Our losses for the years ended April 30, 2014, and 2013 was $2,308,163 and $1,115,911, respectively, and our currency translation adjustments resulted in losses of $2,534 and $2,313, respectively.  Consequently, our comprehensive losses for the years ended April 30 2014, and 2013 were $2,310,697 and $1,118,224.  Our net loss per share for the years ended April 30, 2014 and 2013 was $0.09 per share on weighted average with 26,825,155 basic and diluted shares, compared to a loss of $0.07 per share on weighted average with 16,356,292 basic and diluted shares.

Liquidity and Capital Resources

Provided below is selected financial data about us for the years ended April 30, 2014 and 2013.  The financial statements and notes thereto are included in this Report under “Financial Statements”.

Consolidated Balance Sheet Data:

April 30, 2014	April 30, 2013

Cash	$33,339	$19,591
Total assets	$3,231,147	$4,601,474
Total liabilities	$834,852	$755,882
Stockholders’ equity	$2,396,295	$3,845,592

As of April 30, 2014, we had $33,339 in cash, receivables of $69,526, inventory of $36,647 and prepaid expenses of $8,459, while our accounts payable and accruals were $322,306, loan from related parties were $512,546. Goodwill net of impairment was $3,010,758 and net value of our machinery, plant and equipment was $72,418.  Our paid in capital was $6,442,992 and shareholders’ equity was $2,396,295.  Since our inception on March 27, 2009, we have incurred accumulated losses of $4,072,787 and other comprehensive loss from currency translations was $4,618 as of April 30, 2014.

As of April 30, 2013, we had $19,591 in cash in the bank, receivables of $52,801, inventory of $30,767 and prepaid expenses of $2,894, while our accounts payable and accruals were $207,685, loan from related parties were $548,197. Goodwill of $4,402,737 was recorded from the acquisition of DTS8 Holdings. As of April 30, 2013, we had incurred accumulated losses of $1,764,624 since our inception on March 27, 2009.  Upon our acquisition of DTS8 Coffee, we issued bonds payable to the vendor, Sean Tan, our Chief Executive Officer, for $4,000,000.  In January 2013, we satisfied the bonds of $4,000,000 plus accrued interest of $80,000 by issuing 13,600,000 restricted shares of common stock at a price of $0.30 per share to Mr. Tan in lieu of cash.  The net value of our machinery, plant and equipment was $92,684. Our shareholders’ equity increased to $3,845,592 in 2013 from $32,816 due to the acquisition of DTS8 Holdings and resulting share issuance for the payment of the outstanding bonds.

During the year ended April 30, 2014, we financed our operations by selling shares of common stock. Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing to funds for our working capital. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of April 30, 2014, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

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

Revenue Recognition

We derive our revenue from sale of roasted coffees.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured.  Coffees are considered delivered when title and risk have been transferred to the customer.  Retail sales are recorded when payment is tendered at point of sale.  Wholesale sales are recorded upon delivery of coffee to the customers.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during the years ended April 30, 2014 and 2013, based on management's best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at April 30, 2014, and 2013, there was no allowance for doubtful accounts.   We do not have any off-balance-sheet credit exposure related to our customers.

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

Our ability to continue with our business is subject to our ability to continue generating additional revenue. Our ability to continue as a going concern is an issue raised by our auditors in their audit report for the year ended April 30, 2014, as a result of our limited revenue and accumulated losses. There are no assurances that we may be successful in generating any additional revenue. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured. If we are unsuccessful in securing such financing on acceptable terms, our potential as a going concern could be affected and our ability to continue with our business would be harmed. In such event, we may curtail or cease our operations.

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

Factors That May Affect Owning DTS8 Coffee Company, Ltd. Common Stock

As of April 30, 2014, Sean Tan, our Chief Executive Officer, is a beneficial owner of approximately 44.66%% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control of the Company may adversely affect the price of our common stock, because it may be more difficult for us to attract investors. Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors. Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing. Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

The Penny Stock Reform Act (Securities Exchange Act Sect. 3(a)(51)(A) defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. We are considered a penny stock under said Act.  A purchase of a penny stock is an extremely high risk stock purchase that could result in the entire loss of an individual’s investment.  Since our stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock.  This could severely limit the ability to create a market for shares of our stock and make it difficult for an investor to liquidate his or her shares.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DTS8 COFFEE COMPANY, LTD.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of April 30, 2014 and April 30, 2013

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended April 30, 2014 and 2013

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended April 30, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended April 30, 2014 and 2013

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DTS8 Coffee Company, Ltd.

Shanghai, China

We have audited the accompanying consolidated balance sheets of DTS8 Coffee Company, Ltd. and its subsidiaries (collectively, the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTS8 Coffee Company, Ltd. and its subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 11, 2014

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	April 30, 2014	April 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$33,339	$19,591
Accounts receivable	69,526	52,801
Prepaid expenses	8,459	2,894
Inventories	36,647	30,767
Total Current Assets	147,971	106,053

Property, plant and equipment, net	72,418	92,684
Goodwill, net	3,010,758	4,402,737
TOTAL ASSETS	$3,231,147	$4,601,474

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$322,306	$207,685
Loan from related parties	512,546	548,197
Total Current Liabilities	834,852	755,882
Commitments and Contingencies (Note 9)
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 30,708,333 and 26,273,333 shares issued and outstanding as of April 30, 2014 and April 30, 2013, respectively	30,708	26,273
Additional paid in capital	6,442,992	5,586,027
Accumulated deficit	(4,072,787)	(1,764,624)
Accumulated other comprehensive income	(4,618)	(2,084)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	2,396,295	3,845,592

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$3,231,147	$4,601,474

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended April 30, 2014	Year Ended April 30, 2013

REVENUE
Sales	$310,003	$253,790
Cost of sales	184,225	211,457
Gross profit	125,778	42,333

OPERATING EXPENSES
Goodwill impairment	1,391,979	-
Gain on disposal of fixed asset	(17,566)	-
Marketing expenses	28,565	24,644
General and administrative expenses	1,030,962	633,560
TOTAL OPERATING EXPENSES	2,433,941	658,204

LOSS FROM OPERATIONS	(2,308,163)	(615,871)
Loss on bond conversion	-	(408,000)
Bond interest & amortization expenses	-	(92,040)
NET LOSS	$(2,308,163)	$(1,115,911)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss adjustments	(2,534)	(2,313)
TOTAL COMPREHENSIVE LOSS	$(2,310,697)	$(1,118,224)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	26,825,155	16,356,292

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2012	11,133,333	11,133	670,167	229	(648,713)	32,816
Stock issued for services at $0.25 per share	680,000	680	169,320			170,000
Stock issued for services at $0.30 per share	360,000	360	107,640			108,000
Stock issued for services at $0.33 per share	500,000	500	164,500			165,000
Stock issued for payment of bond and accrued interest at deemed $0.33 per share	13,600,000	13,600	4,474,400			4,488,000
Foreign currency translation adjustment				(2,313)		(2,313)
Net loss for the year ended April 30, 2013					(1,115,911)	(1,115,911)
Balance as of April 30, 2013	26,273,333	$26,273	$5,586,027	$(2,084)	$(1,764,624)	$3,845,592
Stock issued for services at $0.20 per share	65,000	65	12,935			13,000
Stock issued for services at $0.32 per share	900,000	900	287,100			288,000
Stock issued for services at $0.36 per share	600,000	600	215,400			216,000
Stock issued for services at $0.12 per share	620,000	620	73,780			74,400
Stock issued for cash at $0.12 per share	1,666,667	1,667	198,333			200,000
Stock issued for payment of debt at $0.12 per share	583,333	583	69,417			70,000
Foreign currency translation adjustment				(2,534)		(2,534)
Net loss for the year ended April 30, 2014					(2,308,163)	(2,308,163)
Balance as of April 30, 2014	30,708,333	$30,708	$6,442,992	$(4,618)	$(4,072,787)	$2,396,295

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2014	Year Ended April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,308,163)	$(1,115,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,031	14,464
Common shares issued for services	591,400	273,000
Gain on disposal of fixed asset	(17,566)	-
Goodwill impairment	1,391,979	-
Amortization of discount on bonds	-	12,040
Common shares issued for bond interest	-	80,000
Loss on bond conversion	-	408,000
Changes in operating assets and liabilities:
Accounts receivable	(15,724)	(6,277)
Prepaid expenses	(5,544)	35,543
Inventories	(5,575)	5,862
Accounts payable and accruals	114,532	126,531
NET CASH USED IN OPERATING ACTIVITIES	(234,630)	(166,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(693)	(19,568)
Proceeds from disposal of fixed assets	18,936	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,243	(19,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	200,000	170,000
Refund of share offering subscription	-	(25,000)
Loans from related parties	70,000	50,843
Repayments to related parties	(37,409)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	232,591	195,843
Effect of exchange rate changes on cash and cash equivalents	(2,456)	1,758
NET INCREASE IN CASH	13,748	11,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,591	8,306
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,339	$19,591

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non cash transaction:
Common stock issued for payment of debt, bond and interest	$70,000	4,488,000

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014 AND 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (previously Berkeley Coffee & Tea, Inc.) (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan by issuing $4,000,000 of bonds payable in favor of Sean Tan. The bonds were payable at the end of 60 calendar months, April 29, 2017, or earlier on a mutually agreed date. The bonds had an interest rate of 3% per annum. Interest on the bonds was calculated, accrued and paid annually. There was a material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of the Company. Sean Tan was and remains the President and Chief Executive Officer of the Company and is a beneficial owner of approximately 44.66% of the Company’s outstanding shares of common stock as of the date of the accompanying audited financial statements. In January 2013, the Company paid the outstanding the bonds by issuing 13,600,000 restricted shares of the Company’s common stock to Sean Tan. The shares were issued at a price of $0.30 per share as a payment of the bonds of $4,000,000, plus accrued interest of $80,000, for a total payment of $4,080,000.

The Company established a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”) in Huzhou, Zhejiang Province, China, which is approximately a two hour drive from Shanghai. DTS8 Huzhou is coffee roaster equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China. The incorporation and licensing were completed in March 2013.

DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is a gourmet coffee roasting, marketing and wholesale distribution company. The Company’s office and coffee storage facility is located in Shanghai, China, and its coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China. The Company is in the business of roasting, marketing and selling gourmet roasted coffee to our customers in Shanghai, and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi-location coffee shops, and offices.

NOTE 2 – BASIS OF PRESENTATION

The accompanying audited annual financial statements have been prepared in accordance with generally accepted accounting principles for annual financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented.

The accompanying audited consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the years ended April 30, 2014, and 2013, for inclusion in the Company’s Form 10-K for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) using the Company and DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on the Company and DTS8 Holdings’ specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues, goodwill impairment and   expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At April 30, 2014, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the years ended April 30, 2014, and April 30, 2013, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements.

Basis of Preparation

The accompanying consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the years ended April 30, 2014, and 2013, and have been prepared in accordance with US GAAP.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, DTS8 Holdings Co., Ltd., DTS8 Coffee (Shanghai) Co., Ltd, and DTS8 Coffee (Huzhou) Co. Ltd. All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

 In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues, goodwill impairment and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of April 30, 2014 and 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2014 and 2013, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended April 30, 2014, and 2013 based on management's best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of April 30, 2014, and 2013, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of Long-Lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended April 30, 2014 and 2013.

Impairment of Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company recognised $4,402,737 of goodwill. Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed. Goodwill is tested annually for impairment. The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired. Impairment is tested by comparing fair value of the goodwill to its carrying value. Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined. The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There are a number of events and circumstances for the Company to consider in conducting the qualitative assessment. Management must complete this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered; the management must consider all known events, and circumstances that could trigger an impairment of goodwill.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of April 30, 2014 and 2013, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Revenue Recognition

The Company derives its revenue from the sale of roasted coffee. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Coffees are considered delivered when title and risk have been transferred to the customer. Retail sales are recorded when payment is tendered at the point of sale. Wholesale sales are recorded upon delivery of coffee to the customers. In the People’s Republic of China, a value added tax (“VAT”) of 17% on invoiced amount is collected on behalf of tax authorities. Revenues represent the invoiced value of goods sold, net of VAT.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the years ended April 30, 2014, and 2013, the Company did not incur any advertising costs.

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

For financial reporting purposes, the financial statements of the Company’s subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China are maintained in Renminbi and translated into USD. Balance sheet accounts with the exception of equity are translated using the closing exchange rate in effect at the balance sheet date, income and expense accounts are translated using the average exchange rate prevailing during the reporting period and the equity accounts were stated at their historical exchange rate.

Adjustments resulting from the Renminbi translation to USD, included in accumulated other comprehensive income (loss) in shareholder’s equity were losses of $4,618 and $2,084 as of April 30, 2014 and 2013, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
Year ended April 30, 2014	6.1580	6.1483
Year ended April 30, 2013	6.2208	6.3022

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the years ended April 30, 2014 and 2013.

Stock Issued for Services

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 which requires companies to measure the cost of services received in exchange for an award of an equity instrument based upon the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Stock-based compensation awards to non-employees are accounted for in accordance with ASC 505-50.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – INVENTORY

Inventories consist of the following:

	April 30, 2014	April 30, 2013
Raw materials - Green beans	$16,280	$16,259
Finished products - Roasted coffee	$11,560	$6,710
Packing products	$8,807	$7,798
Total	$36,647	$30,767

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	April 30, 2014	April 30, 2013
Machinery	$97,450	96,466
Production equipment	5,040	4,989
Vehicles	-	6,090
Office equipment	15,589	14,777
Leasehold improvements	32,316	31,989
Less accumulated depreciation	(77,977)	(61,627)
	$72,418	92,684

Depreciation expenses were $20,031 and $14,464 in each of the years ended April 30, 2014 and 2013, respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable.

On April 30, 2014, in accordance with ASC 350-20-35-3A, we performed a test for goodwill impairment. Our management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, our management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of management’s review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Our management concluded that events rose indicating impairment of the goodwill during the year ended April 30, 2014.  The general economic conditions in Shanghai, China, are considered positive. However, the events indicating impairment included the Company’s inability to raise large public or private equity financing in the United States. The Company’s ability to access capital to fund its business operations remained weak and challenging during the year ended April 30, 2014. The differing cultures, consumer preferences, corruption, anti-Chinese sentiments, diverse uncertain government regulations, tax systems and currency regulations are business risks impacting the Company’s current operations. In addition, there are no assurance that the Company will be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to its business and operations in Huzhou and Shanghai, China. In addition, the Company has limited revenue and accumulated losses. It requires working capital to fund its business, and be successful in generating increased revenue. Accordingly based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount of the goodwill.

Management carried the second step of the impairment testing procedure. It included determining the recoverable amount, book value, fair value of the reporting unit. The fair value of the reporting unit was established (non affiliate shares multiplied by volume weighted average price of the shares at April 30, 2014) of the reporting unit. The implied fair value of the goodwill was then computed. The recorded goodwill value exceeded the implied value of the goodwill. Accordingly, management recognized $1,391,979 goodwill impairment charge to the goodwill of $4,402,737. Therefore, $1,391,979 goodwill impairment adjustment for the year ended April 30, 2014 was expensed.  It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates. As a result, additional impairment charges may occur in the future.

Changes in the carrying amount of the goodwill for the years ended April 30, 2014 and 2013 are as follow:

April 30, 2012	Goodwill	$4,402,737
	Impairment charge for the year ended April 30, 2013	0
April 30, 2013	Goodwill, net of impairment	$4,402,737
	Impairment charge for the year ended April 30, 2014	$1,391,979
April 30 2014	Goodwill, net of impairment	$3,010,758

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of April 31, 2014, and April 30, 2013, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s Chief Executive Officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director, to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.

The spouse of Company’s Chief Executive Officer and director loaned the Company $13,143 as of April 30, 2014 and $52,625 as of April 30, 2013, recorded as as loan from related parties. The loan from related parties bears no interest and has no fixed term of repayment.

In July 2013, the spouse of the Company’s Chief Executive Officer and director loaned the Company $70,000. The Company issued a promissory note for $70,000, bearing no interest, and payable on August 1, 2014, or earlier.  In April 2014, the Company issued 583,333 shares of common stock at a price of $0.12 per share, in lieu of cash, to pay the $70,000 promissory note.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed as loan payable as of April 30, 2014, and April 30, 2013, were $379,403 and $375,572, respectively. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the years ended April 30, 2014 and 2013, the Company owed the consultant $118,900 and $64,400 respectively for the consulting services provided to the Company.  Neither the consultant nor his company is a shareholder of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  A new lease commenced on October 1, 2013, and expires on September 30, 2017. The leased area is approximately 92 square meters (990 square feet).

The Company also leases a warehouse for its coffee roasting and manufacturing at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City, 313009, Zhejiang, China. The leased area is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 16, 2013, and expires on August 17, 2015.

Total lease payments for the year ended April 30, 2014, and 2013 were $32,637 and $46,227, respectively. Future lease payments required subsequent to April 30, 2014, are as follows:

Years	Amount
April 30, 2015	$27,521
April 30, 2016	$3,918
April 30, 2017	$4,013
April 30, 2018	$1,672

NOTE 10 – COMMON STOCK

At April 30, 2014, the Company’s authorized capital was 75,000,000 common shares with a par value of $0.001 and 30,708,333 common shares were issued and outstanding.

In October 2013, the Company issued 65,000 restricted shares of common stock to a consultant at a fair market price of $0.20 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $13,000. For the year ended April 30, 2014, $13,000 was expensed as consulting fees.

In January 2014, the Company issued 600,000 restricted shares of common stock to a consultant at a fair market price of $0.36 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $216,000. For the year ended April 30, 2014, $216,000 was expensed as consulting fees.

In January 2014, the Company registered 900,000 shares of common stock on Form S-8 for the payment of services and fees in lieu of cash to two consultants for aggregate consideration of $288,000, the estimated fair market value of these shares. It was determined that $0.32 was the fair market value per share. For the year ended April 30, 2014, $192,000 was expensed as consulting fees and $96,000 as legal fees.

In April 2014, the Company issued 120,000 restricted shares of common stock to a consultant at a fair market price of $0.12 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $14,400. For the year ended April 30, 2014, $14,400 was expensed as consulting fees.

In April 2014, the Company issued 500,000 restricted shares of common stock to a director for consulting services at a fair market price of $0.12 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $60,000. For the year ended April 30, 2014, $60,000 was expensed as consulting fees.

In April 2014, the Company issued 583,333 restricted shares of common stock to the spouse of the Company’s Chief Executive Officer and director at a price of $0.12 per share, in lieu of cash, to pay the $70,000 promissory note issued in July 2013.

In April 2014, the Company issued 1,666,667 restricted shares of common stock at a price of $0.12 per share for cash proceeds of $200,000.

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

NOTE 11 – CONTRACTS AND AGREEMENTS

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

In October 2013, the Company entered into an agreement with a consultant to provide investor related services to the Company until April 2014. The Company issued 65,000 shares of common stock for payment of the fees in lieu of cash for an aggregate consideration of $13,000 the estimated fair market value of these shares. It was determined that $0.20 was the fair market value per share. For the year ended April 30, 2014, $13,000 was expensed as consulting fees.

In January 2014, the Company entered into an agreement with the Company’s attorney to provide legal services to the Company until December 31, 2014. The Company issued 300,000 shares of common stock for payment of the legal fees in lieu of cash for aggregate consideration of $96,000, the estimated fair market value of these shares. It was determined that $0.32 was the fair market value per share. For the year ended April 30, 2014, $96,000 was expensed as legal fees.

In January 2014, the Company entered into an agreement with a coffee agronomist to provide coffee quality related services to the Company until December 31, 2014. The Company issued 600,000 shares of common stock for payment of the consulting fees in lieu of cash for aggregate consideration of $192,000, the estimated fair market value of these shares. It was determined that $0.32 was the fair market value per share. For the year ended April 30, 2014, $192,000 was expensed as consulting fees.

In January 2014, the Company entered into an agreement with a consultant to provide sales-related services to the Company until November 30, 2014. The Company issued 600,000 shares of common stock for payment of the consulting fees in lieu of cash for an aggregate consideration of $216,000, the estimated fair market value of these shares. It was determined that $0.36 was the fair market value per share. For the year ended April 30, 2014, $216,000 was expensed as consulting fees.

In April 2014, the Company entered into an agreement with a consultant to provide investor related services to the Company until April 2015. The Company issued 120,000 shares of common stock for payment of the fees in lieu of cash for an aggregate consideration of $14,400, the estimated fair market value of these shares. It was determined that $0.12 was the fair market value per share. For the year ended April 30, 2014, $14,400 was expensed as consulting fees.

NOTE 12 – CONCENTRATION RISK

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

As of April 30, 2014, approximately 88% of the Company’s revenue was derived from one customer. The Company anticipates in the future, that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

NOTE 13 – INCOME TAXES

Hong Kong

DTS8 Holdings was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. For the years ended April 30, 2014 and 2013, no provision for Hong Kong tax has been made as DTS8 Holdings has no taxable income generated from operations in Hong Kong during the year.

People’s Republic of China

The Company’s subsidiaries DTS8 Coffee, a WOFE corporation organized and existing in Shanghai under the laws of the People’s Republic of China and DTS8 Huzhou, a corporation organized and existing in Nanxun, Huzou, Zhejiang Province, China, are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the arrangement between Mainland China and Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company incorporated in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the FIE).

As of April 30, 2014 and 2013, the Company was still in loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

	Year Ended April 30,
	2014	2013
Deferred tax assets
Net operating loss carrying forward	$58,958	$95,536
Total deferred tax assets		95,536
Valuation allowance	58,958	(95,536)
Net deferred tax assets	$-	$-

Net operating loss carry forward of the Company, amounted to $ 248,819 and $382,144 for the years ended April 30, 2014 and 2013, respectively. The net operating loss carry forwards are available to be utilized against future taxable income for years through fiscal period 2018. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment. As of April 30, 2014 and 2013, deferred income tax assets represented the operating loss carry forward of the Company’s PRC subsidiary, DTS8 Coffee. Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. Therefore, a full valuation allowance has been provided against the Company’s deferred income tax assets as of April 30, 2014 and 2013.

The Company is in accumulated loss for the years ended April 30, 2014 and 2013, therefore no tax provision was provided. The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	Year Ended April 30,
	2014	2013

U.S. Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Changes in valuation allowance for DTA	(25%)	(25%)
Effective tax rate	0%	0%

NOTE 14 – SUBSEQUENT EVENTS

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, established in the Shanghai Tax free Zone, to own and operate Café De La Don Manuel' branded coffee shops throughout China. The agreement governing the creation and operation of the Joint Venture is dated May 27, 2014 and is valid until May 27, 2025. The registered capital of the joint venture company is RMB 5 million (approximately $830,000). The

Company’s share of the cash investment is $157,700 to the joint venture company. As of the date of this Report, the Company paid $5,000 and the balance of $152,700 is to be paid after opening of the first coffee shop.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report, April 30 2014 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2014, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2014 was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of April 30, 2014, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of April 30, 2014, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Sean Tan	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	March 27, 2009 (inception)	One year
Alexander Liang	49	Chairman. Director	January 20, 2012	One year

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

Since 1989, Mr. Tan has worked as a financial consultant and advisor.  In 1989, Mr. Tan was an Account Officer with the Southern Bank in Malaysia and from 1990 to 1992 was a financial consultant with KPMG in Malaysia.  He worked at the Royal Bank of Canada from 1993 to 1994, and from 1994 to 1998, Mr. Tan was employed at the Business Development Bank of Canada as an Account Manager handling commercial loans for small businesses as well as knowledge-based industries.  From 1998 to 2002, Mr. Tan was employed with Banca Commerciale Italiana as an Account Manager for Private and Corporate Banking.  Since 2002, Mr. Tan has been in the insurance business as an independent licensed insurance agent and a registered mutual funds sales consultant.  Mr. Tan became a director and President of Growers Direct Coffee, Company Inc. in November 2008.  Since February 2008, Mr. Tan has been the Chief Executive Officer of DTS8 Holdings, and in March 2013, he was appointed as the Chief Executive Officer of DTS8 Huzhou.  Mr. Tan has a wide range of experience in management and finance.

Alexander Liang, Chairman & Director

Alexander Liang was appointed as our director on January 20, 2012 and as our Chairman on May 5, 2014.  Since June 2006, Mr. Liang has been a self-employed real estate valuation consultant.  From July 2000 to June 2006, Mr. Liang was employed as an insurance representative with RBC Royal Bank and CF Canada Financial.  Mr. Liang graduated with a Bachelor of Science degree from Simon Fraser University, British Columbia, Canada in April 1992.  Mr. Liang is experienced in real estate and finance.

Significant Employee(s)

As of April 30, 2014, we did not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships, except certain family members who may become shareholders by purchasing shares of our common stock.

Involvement in Certain Legal Proceedings

None of our directors or officers has filed any bankruptcy petition.

Mr. Tan became a director and President of Growers Direct Coffee, Inc. (“Growers Direct”) in November 2008 and in January 2009, Growers Direct filed for Chapter 7 Bankruptcy in Las Vegas, Nevada under the Federal Bankruptcy Code of the United States.  Growers Direct, since 2004, was involved in the sale of coffee and owned and operated a coffee roaster, Uncommon Grounds Inc., in San Francisco, California.  Mr. Tan was not the founder of Growers Direct and his involvement followed several changes in the management of Growers Direct.  However, due to the recession it became impossible to obtain the necessary funding to restructure the debts of Growers Direct.  Due to the limited availability of funding and existing recessionary conditions in the United States, Growers Direct did not have sufficient funding to continue its operations prior to Mr. Tan’s appointment as President.  Mr. Tan’s primary role after being appointed President in November 2008 was to prepare Growers Direct for bankruptcy protection.

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

•

full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be accorded full access to our President and Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or Chief Financial Officer.

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

Our Code of Business Conduct and Ethics was filed with the SEC as an Exhibit to our Registration Statement on Form S-1.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to: DTS8 Coffee Company, Ltd., Suite 214, 1662 Highway 395 N, Minden, Nevada 89423. Our telephone number is 775-360-3031, and electronic mail address is sean@dts8coffee.com.

Audit Committee

Our board of directors performs the function of an audit committee and includes Sean Tan and Alexander Liang, neither of whom is considered to be independent.  We will appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are considered to be financial experts.  We do not have an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Board of Directors

As of the date of this Report, we have two directors on our board: Sean Tan and Alexander Liang.  The directors are not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  Our directors are reimbursed for expenses, if any, for attendance at meetings of the board of directors.  Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, this has not been a problem as no security holders have made any such recommendations.  Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of April 30, 2014, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended April 30, 2014, and 2013. For the year ended April 30, 2014, Sean Tan, our Chief Executive Officer, was paid monthly management fees of $6,000. We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees. Our directors, officers and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sean Tan President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	2014 2013	$72,000 $72,000	0 0	0 0	0 0	0 0	0 0	0 0	$72,000 $72,000

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Sean Tan	$ 0	0	0	0	0	0	$ 0
Alexander Liang	$ 0	0	0	0	0	60,000(1)	$60,000
Connie Zhao (resigned August 16, 2013)	$ 0	0	0	0	0	0	$0
James Kuok (resigned August 16, 2013)	$ 0	0	0	0	0	0	$0

(1)

In April 2014, the Company issued 500,000 restricted shares of common stock to the director for consulting services provided to the Company at a fair market price of $0.12 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $60,000.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2014, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 30,708,333 outstanding shares of our common stock as of April 30, 2014.

Class of Stock	Name of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
Common shares	Sean Tan (1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	13,713,333(1)	44.66%
Common shares	Alexander Liang (2) Chairman, Director	500,000 (2)	1.63%
	Officers and Directors as a Group	14,213,333	46.29%
Common shares	GurmeetSingh (2)	2,100,000	6.84%
Common shares	Andreas Cyppek (2)	1,666,667	5.43%

(1)

Sean Tan,  Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, . Sea n Tan  directly  owns 13,130,000  shares of common stock  and indirectly 583,333  shares of  common stock which is owned by his  spouse.

(2)

Alexander Liang , G. Singh and Andreas Cyppek  c/o DTS8 Coffee Company Ltd  Suite 214, 1662 Highway 395 N, Minden, Nevada 89423.

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

Upon the acquisition of DTS8 Holdings on April 30, 2012, we assumed a loan from Sean Tan to DTS8 Holdings.  As of April 30, 2014 and April 30, 2013, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is our Chief Executive Officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

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

As of April 30, 2014, the spouse of Mr. Tan loaned us $13,143, which is recorded as loan from related parties. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment.

In April 2014, the Company issued 583,333 restricted shares of common stock to the spouse of the Company’s Chief Executive Officer and director at a price of $0.12 per share, in lieu of cash, to pay the $70,000 promissory note issued in July 2013.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed as loan payable as of April 30, 2014, and April 30, 2013, were $379,403 and $375,572, respectively. The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the years ended April 30, 2014 and 2013, the Company owed the consultant $118,900 and $64,400 respectively for the consulting services provided to the Company. Neither the consultant nor his company is a shareholder of the Company.

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

Director Independence

As of the date of this Report, we have two directors on our board, Sean Tan and Alexander Liang, neither of whom is considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are considered to be financial experts.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our auditor for services rendered during the fiscal years ended April 30, 2014  and 2013, are set forth in the table below:

Fee Category	Fiscal year ended April 30, 2014	Fiscal year ended April 30, 2013

Audit fees (1)	$40,000	$40,000

Audit-related fees (2)	$24,000	$26,000
Tax fees (3)		$1,500
All other fees (4)	$1,000
Total fees	$65,000	$67,500

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

Date:  August   8, 2014

DTS8 COFFEE COMPANY, LTD.

By  /s/ Sean Tan

Name: Sean Tan

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sean Tan	President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	August 8, 2014
Sean Tan

/s/ Alexander Liang
Alexander Liang	Chairman, Director	August 8, 2014