Form 10-Q
period 2014-07-31
DTS8 COFFEE COMPANY, LTD.
filed 2014-09-19
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 32,208,333 shares outstanding of common stock of the registrant at July 31, 2014.

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

24

ITEM 1A RISK FACTORS

24

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4 MINE SAFETY DISCLOSURES

24

ITEM 5 OTHER INFORMATION

24

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2014

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2014 (Unaudited), and April 30, 2014

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended July 31, 2014, and 2013 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended July 31, 2014 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended July 31, 2014, and 2013 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2014 Unaudited	April 30, 2014 Audited
ASSETS
Current assets
Cash and cash equivalents	$28,199	$33,339
Accounts receivable	68,530	69,526
Prepaid expenses	2,672	8,459
Inventories	29,411	36,647
Total Current Assets	128,812	147,971

Property, plant and equipment, net	67,892	72,418
Investment in joint venture company, at cost	162,800	-
Goodwill, net	3,010,758	3,010,758
TOTAL ASSETS	$3,370,262	$3,231,147

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$459,780	$322,306
Loan from related parties	512,660	512,546
Total Current Liabilities	972,440	834,852

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value:32,208,333 and 30,708,333 shares issued and outstanding as of July 31, 2014, and April 30, 2014, respectively	32,208	30,708
Additional paid-in capital	6,676,492	6,442,992
Accumulated deficit	(4,306,576)	(4,072,787)
Accumulated other comprehensive income	(4,302)	(4,618)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,397,822	2,396,295

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,370,262	$3,231,147

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31, 2014 Unaudited	Three Months Ended July 31, 2013 Unaudited

REVENUE
Sales	$88,063	$71,355
Cost of sales	57,595	45,875
Gross profit	30,468	25,480

OPERATING EXPENSES
Marketing expenses	7,133	4,397
General and administrative expenses	257,124	85,125
TOTAL OPERATING EXPENSES	264,257	89,522
NET LOSS	$(233,789)	$(64,042)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss adjustment	316	(1,646)
TOTAL COMPREHENSIVE LOSS	$(233,473)	$(65,688)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,990,942	26,273,333

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of April 30, 2014	30,708,333	30,708	6,442,992	(4,618)	(4,072,787)	2,396,295
Stock issued for services at $0.16 per share	1,000,000	1,000	159,000			160,000
Stock issued for cash at $0.15 per share	500,000	500	74,500			75,000
Foreign currency translation adjustment				316		316
Net loss for the three months ended July 31, 2014					(233,789)	(233,789)
Balance as of July 31, 2014 (Unaudited)	32,208,333	$32,208	$6,676,492	$(4,302)	$(4,306,576)	$2,397,822

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2014 Unaudited	Three Months Ended July 31, 2013 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,789)	$(64,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,423	4,995
Common shares issued for services	160,000	-
Changes in operating assets and liabilities:
Accounts receivable	890	3,962
Prepaid expenses	5,782	28
Inventories	7,190	4,635
Accounts payable and accruals	(19,632)	262
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(75,136)	(50,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investment in joint venture company	(5,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	75,000	-
Repayment to related parties	-	(25,757)
Loans from related parties	-	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	44,243
Effect of exchange rate changes on cash and cash equivalents	(4)	5,366
NET DECREASE IN CASH	(5,140)	(551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,339	19,591
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,199	$19,040

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Payable investment in joint venture	$157,800	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan. There was a material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of the Company. Sean Tan was and remains the President and Chief Executive Officer of the Company and is the beneficial owner of approximately 42.58% of the Company’s outstanding shares of common stock as of July 31, 2014.

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

DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is a gourmet coffee roasting, marketing and wholesale distribution company. The Company’s office and coffee storage facility is located in Shanghai, China, and its coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China. The Company is in the business of roasting, marketing and selling gourmet roasted coffee to customers in Shanghai and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels that reach consumers at restaurants, multi-location coffee shops, and offices.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented.

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the period ended July 31, 2014, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using the Company and DTS8 Holdings’ specific information where available and allocations and estimates where data is not maintained on the Company and DTS8 Holdings’ specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At July 31, 2014, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the three months ended July 31, 2014,   the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the three months ended July 31, 2014, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of July 31, 2014, and April 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2014, and April 30, 2014, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers. As of July 31, 2014 and April 30, 2014 there was no allowance for doubtful debts.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  Inventories principally consist of green coffee beans, roasted coffee beans and packing supplies.

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

Impairment of Long-Lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the periods ended July 31, 2014 and April 30, 2014.

Impairment of Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company recognised $4,402,737 of goodwill. Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed. Goodwill is tested annually for impairment. The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired. Impairment is tested by comparing fair value of the goodwill to its carrying value. Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined. The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There are a number of events and circumstances for the Company to consider in conducting the qualitative assessment. Management must complete this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management must consider all known events and circumstances that could trigger an impairment of goodwill.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of July 31, 2014 and April 30, 2014, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the period ended July 31, 2014 and 2013, the Company did not incur any advertising costs.

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

Adjustments resulting from the Renminbi translation to USD, included in accumulated other comprehensive income (loss) in shareholder’s equity were losses of $4,302 and $4,618, as of July 31, 2014, and April 30, 2014, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
July 31, 2014	6.1675	6.1586
April 30, 2014	6.1580	6.1483
July 31, 2013	6.1788	6.1810

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the periods ended July 31, 2014 and 2013.

Stock Issued for Services

The Company accounts for stock-based compensation to employees in accordance with ASC 718 which requires companies to measure the cost of services received in exchange for an award of an equity instrument based upon the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Stock-based compensation awards to non-employees are accounted for in accordance with ASC 505-50.

Investment in Joint Venture Company

The Company uses the cost method to record investment in the common stock of the joint venture company, Don Manuel (Shanghai) Investment Management Co Ltd.,  in accordance with ASC 325-20.  The Company’s 19% equity interest in the joint venture company does not provide it the ability to exercise significant influence. The majority controlling shareholder controls all the decision making related to financial and operational affairs of the joint venture company. Accordingly, Don Manuel (Shanghai) Investment Management Co Ltd. is not subject to significant influence by the Company.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – INVENTORY

Inventories consist of the following:

	July 31, 2014	April 30, 2014
Raw materials - Green beans	$8,922	$16,280
Finished products - Roasted coffee	$14,544	$11,560
Packing products	$5,945	$8,807
Total	$29,411	$36,647

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	July 31, 2014	April 30, 2014
Machinery	$97,300	97,450
Production equipment	5,033	5,040
Office equipment	15,570	15,589
Leasehold improvements	17,835	32,316
Less accumulated depreciation	(67,846)	(77,977)
Property, plant and equipment, net	$67,892	72,418

Depreciation expenses were $4,423 and $4,995 for the three months ended July 31, 2014 and 2013, respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable.

On April 30, 2014, in accordance with ASC 350-20-35-3A, the Company performed a test for goodwill impairment. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of management’s review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that events rose indicating impairment of the goodwill during the year ended April 30, 2014. The general economic conditions in Shanghai, China, are considered positive. However, the events indicating impairment included the Company’s inability to raise large public or private equity financing in the United States. The Company’s ability to access capital to fund its business operations remained weak and challenging during the year ended April 30, 2014. The differing cultures, consumer preferences, corruption, anti-Chinese sentiments, diverse uncertain government regulations, tax systems and currency regulations are business risks impacting the Company’s current operations. In addition, there are no assurance that the Company will be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to its business and operations in Huzhou and Shanghai, China. In addition, the Company has limited revenue and accumulated losses. It requires working capital to fund its business, and be successful in generating increased revenue. Accordingly based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount of the goodwill.

Management carried out the second step of the impairment testing procedure. It included determining the recoverable amount, book value, fair value of the reporting unit. The fair value of the reporting unit was established (non-affiliate shares multiplied by volume weighted average price of the shares at April 30, 2014) and the implied fair value of the goodwill was then computed. The recorded goodwill value exceeded the implied value of the goodwill. Accordingly, management recognized $1,391,979 goodwill impairment charge to the goodwill of $4,402,737. Therefore, $1,391,979 goodwill impairment adjustment for the year ended April 30, 2014 was expensed. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future.

Changes in the carrying amount of the goodwill for the periods ended July 31, 2014 and April 30, 2014, are as follows:

April 30, 2013	Goodwill, net of impairment	$4,402,737
	Impairment charge for the year ended April 30, 2014	$1,391,979
April 30 2014	Goodwill, net of impairment	$3,010,758
	Impairment charge for the period ended July 31, 2014	-
July 31, 2014	Goodwill, net of impairment	$3,010,758

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

The spouse of the Company’s Chief Executive Officer and director loaned the Company $13,842 as of July 31, 2014 and $13,143 as of April 30, 2014, recorded as as loan from related parties. The loan from related parties bears no interest and has no fixed term of repayment.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed as loan payable as of July 31, 2014, and April 30, 2014, were $378,818 and $379,403, respectively. The loan is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the periods ended July 31, 2014 and April 30, 2014, the Company owed the consultant $129,100 and $118,900, respectively, for consulting services provided to the Company.  Neither the consultant nor his company is a shareholder of the Company.

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

Total lease payments for the periods ended July 31, 2014 and 2013 were $8,351 and $4,756, respectively. Future lease payments required subsequent to July 31, 2014, are as follows:

Years Ended	Amount
April 30, 2015	$19,170
April 30, 2016	$3,918
April 30, 2017	$4,013
April 30, 2018	$1,672

NOTE 10 – COMMON STOCK

At July 31, 2014, the Company’s authorized capital was 75,000,000 common shares with a par value of $0.001 and 32,208,333 common shares were issued and outstanding.

In July 2014, the Company issued 1,000,000 restricted shares of common stock to a consultant at a fair market price of $0.16 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $160,000. For the period ended July 31, 2014, $160,000 was expensed as consulting fees.

In July 2014, the Company issued 500,000 restricted shares of common stock at a price of $0.15 per share for cash proceeds of $75,000.

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

In January 2014, the Company entered into an agreement with the Company’s attorney to provide legal services to the Company until December 31, 2014. The Company issued 300,000 shares of common stock for payment of the legal fees in lieu of cash for aggregate consideration of $96,000, the estimated fair market value of these shares. It was determined that $0.32 was the fair market value per share and $96,000 was expensed as legal fees to April 30, 2014.

In January 2014, the Company entered into an agreement with a coffee agronomist to provide coffee quality related services to the Company until December 31, 2014. The Company issued 600,000 shares of common stock for payment of the consulting fees in lieu of cash for aggregate consideration of $192,000, the estimated fair market value of these shares. It was determined that $0.32 was the fair market value per share and $192,000 was expensed as consulting fees to April 30, 2014.

In July 2014, the Company amended an agreement with a consultant to provide sales-related services to the Company until April 2015. The Company issued 1,000,000 shares of common stock for payment of the consulting fees in lieu of cash for an aggregate consideration of $160,000, the estimated fair market value of these shares. It was determined that $0.16 was the fair market value per share and $160,000 was expensed as consulting fees in period ended July 31, 2014.

NOTE 12 – INVESTMENT IN JOINT VENTURE COMPANY

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd., established in the Shanghai Tax Free Zone, to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China. The agreement governing the creation and operation of the company is dated May 27, 2014, and is valid until May 27, 2025.  The registered capital of the Don Manuel (Shanghai) Investment Management Co Ltd is RMB 5 million (approximately $830,000). The Company’s share of the cash investment is $162,800 for the 19% equity interest. The Company paid $5,000 and the balance of $157,800 is recorded as a payable. The $157,800 is to be paid after the opening of the first café, which is scheduled to occur in October 2014. The flagship café is located in the Bund area of Shanghai.

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

As of July 31, 2014, approximately 88% of the Company’s revenue was derived from one customer. The Company anticipates in the future that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

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

This Report contains “forward-looking statements” that involve risk and uncertainties.  We use forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events may vary materially from those implied by the forward-looking statements.  These statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to acquire customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source green coffee beans, weak consumer demand for our roasted coffee, and the fact that we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Report.  Readers should carefully review this Report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the three months ended July 31, 2014, our revenue from fresh roasted coffee grew by 23%, which is consistent with the 22% growth in revenue we experienced for the year ended April 30, 2014.  Our strategy to market DTS8 brand as fresh roasted premium gourmet coffee to customers in China is based on the trends of coffee consumption habits in Western countries.  In China, the country of origin of coffee beans is receiving increased attention from coffee drinkers.  The rising coffee culture as well as the popularity of coffee shops in the first and second tier cities is boosting fresh roasted coffee sales.  This trend bodes well for us as a roaster of fresh gourmet coffee from several coffee producing countries.  Our marketing efforts combined with the growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee.  We have an exclusive license from Coffee Holdings Company, Inc. to roast, market and sell Don Manuel brand 100% Colombian Coffee in the People’s Republic of China.  The Don Manuel brand is widely distributed and sold in the United States.  Don Manuel brand 100% Colombian Coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth-bodied coffee with sweet-toned syrupy notes and chocolate.  The coffee has a balanced acidity and a smooth, clean finish.  The combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories.

Review of Operations

Sales for the three months ended July 31, 2014 and 2013 were $88,063 compared to $71,355.  The increase of approximately 23% is attributable to an increase in sales volume to existing and new wholesale customers.  Cost of sales were $57,595 and $45,875, respectively, and our gross profits for the three months ended July 31, 2014 and 2013, were $30,468 (35% of sales) and $25,480 (36% of sales).  The gross margin changes are due to the reduced cost of sales resulting from reduced raw coffee prices during the period and a decrease in occupancy costs.  Our general and administrative expenses were $257,124 and $85,125 during the three months ended July 31, 2014, and 2013. Our expenses for the three months ended July 31, 2014 increased due to higher office and administration costs and shares issued at a fair market value of $160,000 for consulting services during the period.  Our marketing expenses were $7,133 and $4,397 during the three months ended July 31, 2014 and 2013. Our losses for the three months ended July 31, 2014 and 2013 were $233,789 and $64,042, respectively, and our currency translation adjustments resulted in gain of $316 and loss of $1,646, respectively. Consequently, our accumulated loss to July 31, 2014 was $4,306,576.

Liquidity and Capital Resources

Provided below is selected financial data about us for the periods ended July 31, 2014 and April 30, 2014.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	July 31, 2014	April 30, 2014
Cash	$28,199	$33,339
Total assets	$3,370,262	$3,231,147
Total liabilities	$972,440	$834,852
Stockholders’ equity	$2,397,822	$2,396,295

As of July 31, 2014, we had $28,199 in cash, receivables of $68,530, inventory of $29,411 and prepaid expenses of $2,672, while our accounts payable and accruals were $459,780 and loan from related parties were $512,660.  Our paid in capital was $6,676,492 and stockholders’ equity was $2,397,822.  Since our inception on March 27, 2009, we have incurred an accumulated deficit of $4,306,576 and other comprehensive loss from currency translations of $4,302.

As of April 30, 2014, we had $33,339 in cash, receivables of $69,526, inventory of $36,647 and prepaid expenses of $8,459, while our accounts payable and accruals were $322,306 and loan from related parties were $512,546.  Goodwill net of impairment was $3,010,758 and net value of our machinery, plant and equipment was $72,418.  Our paid in capital was $6,442,992 and stockholders’ equity was $2,396,295.  Our accumulated deficit was $4,072,787 and our other comprehensive loss from currency translations was $4,618 as of April 30, 2014.

During the period ended July 31, 2014, we financed our operations by selling shares of common stock.  Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing to funds for our working capital.  To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of July 31, 2014, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 4 to the financial statements included in this Report.

Revenue Recognition

We derive our revenue from sale of roasted coffee.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured.  Coffee is considered delivered when title and risk have been transferred to the customer.  Retail sales are recorded when payment is tendered at point of sale.  Wholesale sales are recorded upon delivery of coffee to the customers.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at July 31, 2014 and April 30, 2014, there was no allowance for doubtful accounts.  We do not have any off-balance-sheet credit exposure related to our customers.

Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, we recognised $4,402,737 of goodwill.  Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed.  Goodwill is tested annually for impairment.  The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired.  Impairment is tested by comparing fair value of the goodwill to its carrying value.  Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined.  The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  There are a number of events and circumstances for us to consider in conducting the qualitative assessment.  Management completed this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill.  As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events and circumstances that could trigger an impairment of goodwill.

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

Factors That May Affect Owning DTS8 Coffee Company, Ltd. Common Stock

As of July 31, 2014, Sean Tan, our President and Chief Executive Officer, was the beneficial owner of approximately 42.58% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control may adversely affect the price of our common stock because it may be more difficult for us to attract investors.  Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors.  Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

Purchasers of our common stock should have long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities.  We cannot predict the extent to which a trading market will develop or how liquid a market might become.

Section 3(a)(51)(A)) of the Exchange Act defines a penny stock as an equity security that is not registered on a national stock exchange or authorized for quotation on NASDAQ, and that sells for under $5.00 per share. Our common stock is considered a penny stock according to this definition.  A purchase of a penny stock is an extremely high risk stock purchase that could result in the entire loss of an individual’s investment. Since our stock will be considered a penny stock, a broker-dealer is required to provide a risk disclosure statement detailing the inherent risks in investing in a penny stock to a customer prior to recommending the sale of its stock.  This could severely limit the ability to create a market for shares of our stock and make it difficult for an investor to liquidate his or her shares.

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, as of the end of the period covered by this Report, being July  31, 2014. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In July 2014, we issued 500,000 restricted shares of common stock to one investor at a price of $0.15 per share for cash proceeds of $75,000. The investor was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the investor who we believe is capable of evaluating the merits and risks of an investment in our common stock.

In July 2014, we issued 1,000,000 restricted shares of common stock to a consultant at a fair market price of $0.16 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $160,000.  For the period ended July 31, 2014, $160,000 was expensed as consulting fees.  The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended July 31, 2014.

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
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September , 2014