Form 10-Q/A
period 2014-07-31
DTS8 COFFEE COMPANY, LTD.
filed 2014-09-22
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This amendment No 1. To the Company’s Quarterly Report on Form 10Q for the period ended July 31, 2014, is being filed solely to add dates to the signature page and certification pages of the previously filed Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS8 COFFEE COMPANY, LTD.

By:	/s/ Sean Tan
Sean Tan
President, Chief Executive Officer Chief Financial Officer, Treasurer Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 18, 2014