Form 10-Q
period 2014-10-31
DTS8 COFFEE COMPANY, LTD.
filed 2014-12-15
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 33,438,333 shares outstanding of common stock of the registrant at October 31, 2014.

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

24

ITEM 1A RISK FACTORS

24

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4 MINE SAFETY DISCLOSURES

24

ITEM 5 OTHER INFORMATION

24

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2014 (Unaudited), and April 30, 2014

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended October 31, 2014, and 2013 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended October 31, 2014 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended October 31, 2014, and 2013 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2014 Unaudited	April 30, 2014 Audited
ASSETS
Current assets
Cash and cash equivalents	$28,839	$33,339
Accounts receivable	66,749	69,526
Prepaid expenses	21,657	8,459
Inventories	95,095	36,647
Total Current Assets	212,340	147,971

Property, plant and equipment, net	63,763	72,418
Investment in joint venture company, at cost	162,800	-
Goodwill, net	3,010,758	3,010,758
TOTAL ASSETS	$3,449,661	$3,231,147

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$512,057	$322,306
Loans from related parties	513,674	512,546
Total Current Liabilities	1,025,731	834,852

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value:33,438,333 and 30,708,333 shares issued and outstanding as of October 31, 2014, and April 30, 2014, respectively	33,438	30,708
Additional paid-in capital	6,907,762	6,442,992
Accumulated deficit	(4,512,258)	(4,072,787)
Accumulated other comprehensive income	(5,012)	(4,618)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,423,930	2,396,295

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,449,661	$3,231,147

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended October 31, 2014 Unaudited	Three Months Ended October 31, 2013 Unaudited	Six Months Ended October 31, 2014 Unaudited	Six Months Ended October 31, 2013 Unaudited

REVENUE
Sales	$85,776	$70,880	$173,839	$142,235
Cost of sales	51,755	41,114	109,350	86,989
Gross profit	34,021	29,766	64,489	55,246

OPERATING EXPENSES
Marketing expenses	6,702	6,005	13,835	10,402
General and administrative expenses	233,001	118,232	490,125	203,357
TOTAL OPERATING EXPENSES	239,703	124,237	503,960	213,759
NET LOSS	$(205,682)	$(94,471)	$(439,471)	$(158,513)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss adjustment	(78)	(1,386)	(394)	(3,032)
TOTAL COMPREHENSIVE LOSS	$(205,780)	$(95,857)	$(439,865)	$(161,545)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,978,116	26,294,529	31,966,159	26,283,931

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of April 30, 2014	30,708,333	30,708	6,442,992	(4,618)	(4,072,787)	2,396,295
Stock issued for services at $0.16 per share	1,000,000	1,000	159,000			160,000
Stock issued for cash at $0.15 per share	1,430,000	1,430	213,070			214,500
Stock issued for services at $0.31 per share	300,000	300	92,700			93,000
Foreign currency translation adjustment				(394)		(394)
Net loss for the six months ended October 31, 2014					(439,471)	(439,471)
Balance as of October 31, 2014 (Unaudited)	33,438,333	$33,438	$6,907,762	$(5,012)	$(4,512,258)	$2,423,930

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2014 Unaudited	Six Months Ended October 31, 2013 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(439,471)	$(158,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,591	10,008
Loss on disposal of fixed assets	360	-
Common shares issued for services	253,000	13,000
Changes in operating assets and liabilities:
Accounts receivable	2,907	(712)
Prepaid expenses	(13,161)	(28,921)
Inventories	58,284	(20,768)
Accounts payable and accruals	31,206	86,502
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(215,032)	(99,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase property plant and equipment	(175)	-
Cash paid for investment in joint venture company	(5,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,175)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	214,500	-
Advance from share offering subscription		55,000
Repayment to related parties	-	(37,280)
Loan from related parties	-	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	214,500	87,720
Effect of exchange rate changes on cash and cash equivalents	1,207	(915)
NET DECREASE IN CASH	(4,500)	(12,599)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,339	19,591
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,839	$6,992

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Payable investment in joint venture	$157,800	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008, under the laws of Hong Kong and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China, from the sole shareholder Sean Tan. There was a material relationship by and among the parties to the Purchase and Sale Agreement dated January 31, 2012, and closed on April 30, 2012. Sean Tan owned 100% of the issued and outstanding capital stock of DTS8 Holdings and was the Chief Executive Officer of the Company. Sean Tan was and remains the President and Chief Executive Officer of the Company and is the beneficial owner of approximately 39.27% of the Company’s outstanding shares of common stock as of October 31, 2014.

The Company established a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”) in Huzhou, Zhejiang Province, China, which is approximately a two hour drive from Shanghai. DTS8 Huzhou is a coffee roaster equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China. The incorporation and licensing were completed in March 2013.

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd. (the “JV Company”), established in the Shanghai Tax Free Zone, to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China. The JV Company opened its first coffee café in Shanghai, China, in October 2014.

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

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the period ended October 31, 2014, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using the Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At October 31, 2014, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the six months ended October 31, 2014, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the six  months ended October 31, 2014, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of October 31, 2014, and April 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2014, and April 30, 2014, cash and cash equivalents consisted of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers. As of October 31, 2014 and April 30, 2014 there was no allowance for doubtful debts.

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

Impairment of Long-Lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the periods ended October 31, 2014 and April 30, 2014.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of October 31, 2014 and April 30, 2014, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the periods ended October 31, 2014 and 2013, the Company did not incur any advertising costs.

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

For financial reporting purposes, the financial statements of the Company’s subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China are maintained in RMB and translated into USD. Balance sheet accounts with the exception of equity are translated using the closing exchange rate in effect at the balance sheet date, income and expense accounts are translated using the average exchange rate prevailing during the reporting period and the equity accounts were stated at their historical exchange rate.

Adjustments resulting from the translation of RMB to USD, included in accumulated other comprehensive income (loss) in shareholder’s equity, were losses of $5,012 and $4,618, as of October 31, 2014, and April 30, 2014, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period

Covered	Balance Sheet Date Rates	Annual Average Rates
October 31, 2014	6.1461	6.1559
April 30, 2014	6.1580	6.1483
October 31, 2013	6.1425	6.1695

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the periods ended October 31, 2014 and 2013.

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

Investment in Joint Venture Company

The Company uses the cost method to record investment in the common stock of the JV Company, Don Manuel (Shanghai) Investment Management Co. Ltd.,  in accordance with ASC 325-20. The Company’s 19% equity interest in the JV Company does not provide it the ability to exercise significant influence. The majority controlling shareholder controls all the decision making related to financial and operational affairs of the JV Company. Accordingly, the JV Company is not subject to significant influence by the Company.

Recently Issued Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – INVENTORY

Inventories consist of the following:

	October 31, 2014	April 30, 2014
Raw materials - Green beans	$77,471	$16,280
Finished products - Roasted coffee	$11,498	$11,560

Packing products	$6,126	$8,807
Total	$95,095	$36,647

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	October 31, 2014	April 30, 2014
Machinery	$97,433	97,450
Production equipment	4,881	5,040
Office equipment	15,382	15,589
Leasehold improvements	17,898	32,316
Less accumulated depreciation	(71,831)	(77,977)
Property, plant and equipment, net	$63,763	72,418

Depreciation expenses were $8,591 and $10,008 for the six months ended October 31, 2014 and 2013, respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable.

On April 30, 2014, in accordance with ASC 350-20-35-3A, the Company performed a test for goodwill impairment. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of management’s review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that events rose indicating impairment of the goodwill during the year ended April 30, 2014. The general economic conditions in Shanghai, China, are considered positive. However, the events indicating impairment included the Company’s inability to raise large public or private equity financing in the United States. The Company’s ability to access capital to fund its business operations remained weak and challenging during the year ended April 30, 2014. The differing cultures, consumer preferences, corruption, anti-Chinese sentiments, diverse uncertain government regulations, tax systems and currency regulations are business risks impacting the Company’s current operations. In addition, there are no assurance that the Company will be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to its business and operations in Huzhou, and Shanghai, China. In addition, the Company has limited revenue and accumulated losses. It requires working capital to fund its business, and be successful in generating increased revenue. Accordingly based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount of the goodwill.

Management carried out the second step of the impairment testing procedure. It included determining the recoverable amount, book value and fair value of the reporting unit. The fair value of the reporting unit was established (non-affiliate shares multiplied by volume weighted average price of the shares at April 30, 2014) and the implied fair value of the goodwill was then computed. The recorded goodwill value exceeded the implied value of the goodwill. Accordingly, management recognized $1,391,979 goodwill impairment charge to the goodwill of $4,402,737. Therefore, $1,391,979 goodwill impairment adjustment for the year ended April 30, 2014 was expensed. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur in the future.

Changes in the carrying amount of the goodwill for the periods ended October 31, 2014, and April 30, 2014, are as follows:

April 30, 2013	Goodwill, net of impairment	$4,402,737
	Impairment charge for the year ended April 30, 2014	$1,391,979
April 30 2014	Goodwill, net of impairment	$3,010,758
	Impairment charge for the period ended July 31, 2014	-
October 31, 2014	Goodwill, net of impairment	$3,010,758

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

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director, to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.  For the periods ended October 31, 2014, and April 30, 2014, the Company owed Mr. Tan $90,000 and $99,000, respectively, for the management fees.

The spouse of the Company’s Chief Executive Officer and director loaned the Company $13,537 as of October 31, 2014 and $13,143 as of April 30, 2014, recorded as a loan from related parties. The loan from related parties bears no interest and has no fixed term of repayment.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed as loan payable as of October 31, 2014, and April 30, 2014, were $380,137 and $379,403, respectively. The loan is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the periods ended October 31, 2014 and April 30, 2014, the Company owed the consultant $123,300 and $118,900, respectively, for consulting services provided to the Company. Neither the consultant nor his company is a shareholder of the Company.

As of October 31, 2014, the Company had sold $1,663 of roasted 100% Colombian coffee to the JV Company.

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

Total lease payments for the periods ended October 31, 2014 and 2013 were $25,868 and $30,503, respectively.

NOTE 10 – COMMON STOCK

At October 31, 2014, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 33,438,333 shares were issued and outstanding.

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

In October 2014, the Company issued 300,000 restricted shares of common stock to a director at a fair market price of $0.31 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $93,000. For the period ended October 31, 2014, $93,000 was expensed as consulting fees.

In October 2014, the Company issued 930,000 restricted shares of common stock at a price of $0.15 per share for cash proceeds of $139,500.

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

In July 2014, the Company amended an agreement with a consultant to provide sales-related services to the Company until April 2015. The Company issued 1,000,000 shares of common stock for payment of the consulting fees in lieu of cash for an aggregate consideration of $160,000, the estimated fair market value of these shares. It was determined that $0.16 was the fair market value per share and $160,000 was expensed as consulting fees in period ended October 31, 2014.

NOTE 12 – INVESTMENT IN JOINT VENTURE COMPANY

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd., established in the Shanghai Tax Free Zone, to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China. The agreement governing the creation and operation of the JV Company is dated May 27, 2014, and is valid until May 27, 2025. The registered capital of the JV Company is RMB 5 million (approximately $830,000). The Company’s share of the cash investment is $162,800 for the 19% equity interest. The Company paid $5,000 and the balance of $157,800 is recorded as a payable. The first café of the JV Company opened in October 2014. The flagship café is located in the Bund area of Shanghai.

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

As of October 31, 2014, approximately 88% of the Company’s revenue was derived from one customer. The Company anticipates in the future that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the six months ended October 31, 2014, our revenue from fresh roasted coffee grew by 22%, which is consistent with growth in revenue we experienced for the year ended April 30, 2014. During the period ended October 31, 2014, we entered into a Trademark License Agreement with the Federación Nacional de Cafeteros del Colombia/ Colombian Coffee Growers Federation (FNC), pursuant to which the FNC granted us a license to use the triangular logo representing Juan Valdez® and his mule 'Conchita' to identify the Don Manuel brand as “100% Colombian coffee” in China.  We opened a sales office in Shanghai to assist with our increased marketing of DTS8 coffee.  In October, our joint venture partner opened its first ‘Café de la DON MANUEL’ coffee café located at 150 East Jing Ling Road, Shanghai, China.  The flagship café is located in the Bund area of Shanghai.  The Don Manuel 100% Colombian coffee is exclusively artisan roasted by us and sold in the café.  We participated with the Canadian Chamber of Commerce of Shanghai to celebrate Canada Day on June 28, 2014, in Shanghai, as an “in-kind” sponsor.

We continue our strategy to market the DTS8 Coffee brand as fresh roasted premium gourmet coffee to customers in China based on the trends of coffee consumption habits in Western countries. In China, the country of origin of coffee beans is receiving increased attention from coffee drinkers. This bodes well for our Don Manuel 100% Colombian gourmet coffee. We are committed to high quality standards, the importance of origin and respect for Colombian coffee farmers.  The rising coffee culture as well as the popularity of coffee shops in the first and second tier cities is boosting fresh roasted coffee sales.  This trend bodes well for us as a roaster of fresh gourmet coffee from several coffee producing countries.  Our marketing efforts combined with the growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee.

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

Review of Operations

Sales for the six months ended October 31, 2014 and 2013 were $173,839 compared to $142,235. The increase of approximately 22% is attributable to an increase in sales volume to existing and new wholesale customers.  Cost of sales were $109,350 and $86,989, respectively, and our gross profits for the six months ended October 31, 2014 and 2013, were $64,489 (37% of sales) and $55,246 (39% of sales).  The gross margin changes are due to increase cost of sales resulting from increase in raw coffee prices during the period.  Our general and administrative expenses were $490,125 and $203,357 during the six months ended October 31, 2014, and 2013.  Our expenses for the six months ended October 31, 2014 increased due to higher office and administration costs and shares issued at a fair market value of $253,000 for consulting services during the period.  Our marketing expenses were $13,835 and $10,402 during the six months ended October 31, 2014 and 2013. Our losses for the six months ended October 31, 2014 and 2013 were $439,471 and $158,513, respectively. Consequently, our accumulated loss to October 31, 2014 was $4,512,258.

Sales for the three months ended October 31, 2014 and 2013 were $85,776 compared to $70,880.  The increase of approximately 21% is comparable to our overall revenue growth due to increase in sales volume to existing and new wholesale customers.  Cost of sales were $51,755 and $41,114, respectively, and our gross profits for the three months ended October 31, 2014 and 2013, were $34,021 (40% of sales) and $29,766 (42% of sales).  The gross margin changes are due to the increase in raw coffee prices during the period. Our general and administrative expenses were $233,001 and $118,232 during the three months ended October 31, 2014, and 2013.  Our expenses for the three months ended October 31, 2014 increased due to monthly rental of a new sales office in Shanghai and shares issued at a fair market value of $93,000 for consulting services during the period.  Our marketing expenses were $6,702 and $6,005 during the three months ended October 31, 2014 and 2013. Our losses for the three months ended October 31, 2014 and 2013 were $205,682 and $94,471, respectively.

Liquidity and Capital Resources

Provided below is selected financial data about us for the periods ended October 31, 2014 and April 30, 2014.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	October 31, 2014	April 30, 2014
Cash	$28,839	$33,339
Total assets	$3,449,661	$3,231,147
Total liabilities	$1,025,731	$834,852
Stockholders’ equity	$2,423,930	$2,396,295

As of October 31, 2014, we had $28,839 in cash, receivables of $66,749, inventory of $95,095 and prepaid expenses of $21,657, while our accounts payable and accruals were $512,057 and loan from related parties were $513,674.

Goodwill net of impairment was $3,010,758 and the net value of our machinery, plant and equipment was $63,763.  Our paid in capital was $6,907,762 and stockholders’ equity was $2,423,930.  Since our inception on March 27, 2009, we have incurred an accumulated deficit of $4,512,258 and other comprehensive loss from currency translations of $5,012.

As of April 30, 2014, we had $33,339 in cash, receivables of $69,526, inventory of $36,647 and prepaid expenses of $8,459, while our accounts payable and accruals were $322,306 and loan from related parties were $512,546.  Goodwill net of impairment was $3,010,758 and the net value of our machinery, plant and equipment was $72,418.  Our paid in capital was $6,442,992 and stockholders’ equity was $2,396,295. Our accumulated deficit was $4,072,787 and our other comprehensive loss from currency translations was $4,618 as of April 30, 2014.

During the period ended October 31, 2014, we financed our operations by selling shares of common stock.  Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing to funds for our working capital.  To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of October 31, 2014, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

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

Revenue Recognition

We derive our revenue from the sale of roasted coffee.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms.  The evaluation process includes a review of customers’ accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at October 31, 2014 and April 30, 2014, there was no allowance for doubtful accounts.  We do not have any off-balance-sheet credit exposure related to our customers.

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

Our operations in China may be adversely affected by factors outside of our control.  As a result, our business and operations are subject to a number of additional risks, including international economic and political conditions and the possibility of instability, differing cultures and consumer preferences, corruption, anti-American sentiment, diverse government regulations and tax systems, currency regulations and fluctuations and uncertain.  Although we believe we have obtained all the requisite approvals to do business in China, there is no assurance that we would be able to obtain additional new licenses, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to our business and operations.

We have only one coffee roasting facility. A significant interruption in the operation of our roasting and warehousing facility could potentially disrupt our operations. Our roasting and warehousing facility is located in Huzhou, Zhejiang Province, China.  A significant interruption as a result of a natural disaster, technical or labor difficulties, fire or other causes could cause a shortage of coffee for our customers and significantly impair our ability to operate our business.

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

Factors That May Affect Owning Our Common Stock

As of October 31, 2014, Sean Tan, our President and Chief Executive Officer, was the beneficial owner of approximately 39.27% of our outstanding shares of common stock; this allows him to control matters requiring approval of our shareholders. Such concentrated control may adversely affect the price of our common stock because it may be more difficult for us to attract investors.  Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can control matters requiring approval by our stockholders, including the election of directors.  Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, as of the end of the period covered by this Report, being October 31, 2014. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In October 2014, we issued 930,000 restricted shares of common stock to four investors at a price of $0.15 per share for cash proceeds of $139,500.  The investors are accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the investors who we believe are capable of evaluating the merits and risks of an investment in our common stock.

In October 2014, we issued 300,000 restricted shares of common stock to a director at a fair market price of $0.31 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $93,000.  For the period ended October 31, 2014, $93, 000 was expensed as consulting fees.  The shares were issued with a restrictive legend and in reliance on an exemption from registration under Regulation S of the Securities Act.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended October 31, 2014.

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
Sean Tan
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 12, 2014