Form 10-Q
period 2015-01-31
DTS8 COFFEE COMPANY, LTD.
filed 2015-03-16
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 33,991,666 shares outstanding of common stock of the registrant at March 13, 2015.

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

25

ITEM 1A RISK FACTORS

25

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4 MINE SAFETY DISCLOSURES

25

ITEM 5 OTHER INFORMATION

25

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2015 (Unaudited), and April 30, 2014

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended January 31, 2015, and 2014 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended January 31, 2015 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended January 31, 2015, and 2014 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	January 31,, 2015 Unaudited	April 30, 2014 Audited
ASSETS
Current assets
Cash and cash equivalents	$45,857	$33,339
Accounts receivable	69,240	69,526
Prepaid expenses	15,337	8,459
Inventories	116,854	36,647
Total Current Assets	247,288	147,971

Property, plant and equipment, net	59,574	72,418
Investment in joint venture company, at cost	162,800	-
Goodwill, net	3,010,758	3,010,758
TOTAL ASSETS	$3,480,420	$3,231,147

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$320,433	$104,406
Loans from related parties	754,158	730,446
Total Current Liabilities	1,074,591	834,852

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value:33,991,666 and 30,708,333 shares issued and outstanding as of January 31, 2015 and April 30, 2014, respectively	33,991	30,708
Additional paid-in capital	6,990,209	6,442,992
Accumulated deficit	(4,613,044)	(4,072,787)
Accumulated other comprehensive income	(5,327)	(4,618)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,405,829	2,396,295

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,480,420	$3,231,147

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended January 31,2015 Unaudited	Three Months Ended January 31, 2014 Unaudited	Nine Months Ended January 31, 2015 Unaudited	Nine Months Ended January 31, 2014 Unaudited

REVENUE
Sales	$96,733	$90,327	$270,572	$232,562
Cost of sales	66,540	73,337	175,890	160,326
Gross profit	30,193	16,990	94,682	72,236

OPERATING EXPENSES
Marketing expenses	5,940	11,823	19,775	22,225
General and administrative expenses	125,039	596,195	615,164	799,552
TOTAL OPERATING EXPENSES	130,979	608,018	634,939	821,777
NET LOSS	$(100,786)	$(591,028)	$(540,257)	$(749,541)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss adjustment	(315)	(1,588)	(709)	(4,620)
TOTAL COMPREHENSIVE LOSS	$(101,101)	$(592,616)	$(540,966)	$(754,161)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)	(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	33,863,985	26,729,637	32,598,767	26,432,500

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of April 30, 2014	30,708,333	30,708	6,442,992	(4,618)	(4,072,787)	2,396,295
Stock issued for services at $0.16 per share	1,000,000	1,000	159,000			160,000
Stock issued for cash at $0.15 per share	1,863,333	1,863	277,637			279,500
Stock issued for services at $0.31 per share	300,000	300	92,700			93,000
Stock issued for services at $0.15 per share	120,000	120	17880			18,000
Foreign currency translation adjustment				(709)		(709)
Net loss for the nine months ended January 31, 2015					(540,257)	(540,257)
Balance as of January 31, 2015 (Unaudited)	33,991,666	$33,991	$6,990,209	$(5,327)	$(4,613,044)	$2,405,829

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2015 Unaudited	Nine Months Ended January 31, 2014 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(540,257)	$(749,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,877	15,070
Loss on disposal of fixed assets	360	-
Common shares issued for services	271,000	517,000
Changes in operating assets and liabilities:
Accounts receivable	523	(15,157)
Prepaid expenses	(6,837)	(15,051)
Inventories	(79,945)	6,114
Due to related parties and shareholder	21,179
Accounts payable and accruals	57,501	104,418
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(263,599)	(137,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase property plant and equipment	(175)	(693)
Cash paid for investment in joint venture company	(5,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,175)	(693)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	279,500	-
Advance from share offering subscription		95,000
Repayment to related parties	-	(37,280)
Loan from related parties	-	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	279,500	127,614
Effect of exchange rate changes on cash and cash equivalents	1,792	2,277
NET INCREASE (DECREASE) IN CASH	12,518	(7,949)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,339	19,591
CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,857	$11,642

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Payable investment in joint venture	$107,800	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (the "Company") was incorporated in the State of Nevada on March 27, 2009. Effective January 22, 2013, the Company changed its name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd. On April 30, 2012, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing since June 2008 under the laws of Hong Kong, and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing in Shanghai since January 19, 2009, under the laws of the People’s Republic of China.

In March 2013, the Company established a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”) in Huzhou, Zhejiang Province, China, which is approximately a two hour drive from Shanghai. DTS8 Huzhou is a coffee roaster equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China.

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

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the period ended January 31, 2015, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using the Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At January 31, 2015, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations.  For the nine months ended January 31, 2015, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the nine   months ended January 31, 2015, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of January 31, 2015, and April 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2015, and April 30, 2014, cash and cash equivalents consisted of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest.  No allowance for doubtful accounts was made during the period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms.  The evaluation process includes a review of customers’ accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  The Company does not have any off-balance-sheet credit exposure related to its customers.  As of January 31, 2015, and April 30, 2014  there was no allowance for doubtful debts.

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

Impairment of Long-Lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  There was no impairment of long-lived assets for the periods ended January 31, 2015, and April 30, 2014.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.  It is management’s opinion that as of January 31, 2015 and April 30, 2014, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the periods ended January 31, 2015 and 2014, the Company did not incur any advertising costs.

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

Adjustments resulting from the translation of RMB to USD, included in accumulated other comprehensive income (loss) in shareholder’s equity, were losses of $5,327 and $4,618, as of January 31, 2015, and April 30, 2014, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
January 31, 2015	6.1370	6.1475
April 30, 2014	6.1580	6.1483
January 31, 2014	6.1050	6.1520

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company did not have dilutive securities for the periods ended January 31, 2015, and 2014.

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

NOTE 5 – INVENTORY

Inventories consist of the following:

	January 31, 2015	April 30, 2014
Raw materials - Green beans	$96,748	$16,280
Finished products - Roasted coffee	$12,104	$11,560
Packing products	$8,002	$8,807
Total	$116,854	$36,647

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	January 31, 2015	April 30, 2014
Machinery	$97,578	97,450
Production equipment	4,888	5,040
Office equipment	15,400	15,589
Leasehold improvements	17,924	32,316
Less accumulated depreciation	(76,216)	(77,977)
Property, plant and equipment, net	$59,574	72,418

Depreciation expenses were $12,877 and $15,070 for the nine months ended January 31, 2015, and 2014, respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737.  As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable.

On April 30, 2014, in accordance with ASC 350-20-35-3A, the Company performed a test for goodwill impairment. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill.  To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill.  As part of management’s review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that events rose indicating impairment of the goodwill during the year ended April 30, 2014.  The general economic conditions in Shanghai, China, are considered positive.  However, the events indicating impairment included the Company’s inability to raise large public or private equity financing in the United States.  The Company’s ability to access capital to fund its business operations remained weak and challenging during the year ended April 30, 2014.  The differing cultures, consumer preferences, corruption, anti-Chinese sentiments, diverse uncertain government regulations, tax systems and currency regulations are business risks impacting the Company’s current operations. In addition, there are no assurance that the Company will be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to its business and operations in Huzhou, and Shanghai, China. In addition, the Company has limited revenue and accumulated losses.  It requires working capital to fund its business, and be successful in generating increased revenue.  Accordingly, based on a qualitative assessment, it is more likely than not that its fair value is less than its carrying amount of the goodwill.

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

Changes in the carrying amount of the goodwill for the periods ended January 31, 2015 and April 30, 2014, are as follows:

April 30, 2013	Goodwill, net of impairment	$4,402,737
	Impairment charge for the year ended April 30, 2014	$1,391,979
April 30 2014	Goodwill, net of impairment	$3,010,758
	Impairment charge for the period ended January 31, 2015	-
January 31, 2015	Goodwill, net of impairment	$3,010,758

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings.  As of January 31, 2015 and April 30, 2014, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s Chief Executive Officer and director.  No interest payment was due.  The loan from related parties bears no interest and has no fixed term of repayment.  Sean Tan has agreed not to demand payment within the next fiscal year.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director, to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party.  The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.   For the periods ended January 31, 2015, and April 30, 2014, the Company owed Mr. Tan $98,000 and $99,000, respectively, for the management fees.

The spouse of the Company’s Chief Executive Officer and director loaned the Company $13,557 as of January 31, 2015, and $13,143 as of April 30, 2014, recorded as a loan from related parties. The loan from related parties bears no interest and has no fixed term of repayment.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee (Shanghai) Co. Ltd to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis.  The amounts owed as loan payable as of January 31, 2015 and April 30, 2014, were $380,701 and $379,403, respectively.  The loan is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year.  In addition, for the periods ended January 31, 2015 and April 30, 2014, the Company owed the consultant $141,900 and $118,900, respectively, for consulting services provided to the Company. Neither the consultant nor his company is a shareholder of the Company.

As of January 31, 2015, the Company had sold $1,669 of roasted 100% Colombian coffee to the JV Company.

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

Total lease payments for the periods ended January 31, 2015 and 2014 were $26,983 and $18,278, respectively.

NOTE 10 – COMMON STOCK

At January 31, 2015, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 33,991,666 shares were issued and outstanding.

In July 2014, the Company issued 1,000,000 restricted shares of common stock to a consultant at a fair market price of $0.16 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $160,000 which was expensed as consulting fees.

In July 2014, the Company issued 500,000 restricted shares of common stock at a price of $0.15 per share for cash proceeds of $75,000.

In October 2014, the Company issued 300,000 restricted shares of common stock to a director at a fair market price of $0.31 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $93,000 which was expensed as consulting fees.

In October 2014, the Company issued 930,000 restricted shares of common stock at a price of $0.15 per share for cash proceeds of $139,500.

In January 2015, the Company issued 433,333 restricted shares of common stock at a price of $0.15 per share for cash proceeds of $65,000.

In January 2015, the Company issued 120,000 restricted shares of common stock to a consultant at a fair market price of $0.15 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $18,000 which was expensed as consulting fees.

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

In July 2014, the Company amended an agreement with a consultant to provide sales-related services to the Company until April 2015. The Company issued 1,000,000 shares of common stock for payment of the consulting fees in lieu of cash for an aggregate consideration of $160,000, the estimated fair market value of these shares. It was determined that $0.16 was the fair market value per share and $160,000 was expensed as consulting fees in the period ended January 31, 2015.

NOTE 12 – INVESTMENT IN JOINT VENTURE COMPANY

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd., established in the Shanghai Tax Free Zone, to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China.  The agreement governing the creation and operation of the JV Company is dated May 27, 2014, and is valid until May 27, 2025.  The registered capital of the JV Company is RMB 5 million (approximately $830,000).  The Company’s share of the cash investment is $162,800 for the 19% equity interest.  The Company paid $55,000 and the balance of $107,800 is recorded as a payable. The first café of the JV Company opened in October 2014. The flagship café is located in the Bund area of Shanghai.

NOTE 13 – CONCENTRATION RISK

The Company conducts business in Shanghai, China. Consequently, any political, economic and social unrest and/or instability in China may adversely affect the Company’s business operations.  In particular, instability in the supply of raw green beans into China could result in a decrease in the availability of coffee beans needed for the continued operation and growth of the Company’s business.  It could also lead to an increase in the purchasing costs and increased operating costs.  This may adversely affect the Company’s business.

As of January 31, 2015, approximately 88% of the Company’s revenue was derived from one customer.  The Company anticipates in the future that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

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

This Report contains “forward-looking statements” that involve risk and uncertainties.  We use forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events may vary materially from those implied by the forward-looking statements.  These statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green beans, increased competition within the green bean and roasted coffee businesses, our lack of successful operating history, our history of continued losses, our inability to successfully implement our business plan, fluctuations in the price of green coffee, concentration of single product and sales, lack of significant experience in the coffee industry of our employees, inability to hire, train and retain qualified personnel, inability to acquire customers, natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source green coffee beans, weak consumer demand for our roasted coffee, and the fact that we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Report.  Readers should carefully review this Report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the nine months ended January 31, 2015, our sales from fresh roasted coffee grew by 16.34%, which is consistent with growth in revenue we experienced for the year ended April 30, 2014. During the past nine months,  we entered into a Trademark License Agreement with the Federación Nacional de Cafeteros del Colombia/ Colombian Coffee Growers Federation (FNC), pursuant to which the FNC granted us a license to use the triangular logo representing Juan Valdez® and his mule 'Conchita' to identify the Don Manuel brand as “100% Colombian coffee” in China.  We opened a sales office in Shanghai to assist with our increased marketing of DTS8 coffee.  In October, our joint venture partner opened its first ‘Café de la DON MANUEL’ coffee café located at 150 East Jing Ling Road, Shanghai, China.  The flagship café is located in the Bund area of Shanghai.  The Don Manuel 100% Colombian coffee is exclusively artisan roasted by us and sold in the café.  We participated with the Canadian Chamber of Commerce of Shanghai to celebrate Canada Day on June 28, 2014, in Shanghai, as an “in-kind” sponsor.

We continue our strategy to market the DTS8 Coffee brand as fresh roasted premium gourmet coffee to customers in China based on the trends of coffee consumption habits in Western countries. In China, the country of origin of coffee beans is receiving increased attention from coffee drinkers. This bodes well for our Don Manuel 100% Colombian and other premium roasted gourmet coffee. We are committed to high quality standards, the importance of origin and respect for Colombian and other world coffee farmers.  The rising coffee culture, as well as the popularity of coffee shops in the first and second tier cities is boosting fresh roasted coffee sales.  This trend bodes well for us as a roaster of fresh gourmet coffee from several coffee producing countries.   Our marketing efforts, combined with the growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee.

We have an exclusive license from Coffee Holdings Company, Inc. to roast market and sell Don Manuel brand 100% Colombian coffee in the People’s Republic of China.  The Don Manuel brand is widely distributed and sold in the United States.  Don Manuel brand 100% Colombian coffee beans are grown at higher elevations and are artisan roasted to give a rich smooth-bodied coffee with sweet-toned syrupy notes and chocolate.   The coffee has a balanced acidity and a smooth, clean finish.  The combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories.

Review of Operations

Sales for the nine months ended January 31, 2015 and 2014 were $270,572 compared to $232,562. The increase of approximately 16.34% is attributable to an increase in sales volume to existing and new wholesale customers.  Cost of sales were $175,890 and $160,326, respectively, and our gross profits for the nine months ended January 31, 2015 and 2014, were $94,682 (35% of sales) and $72,236 (31% of sales), respectively.  The gross margin changes are due to decrease in raw coffee prices during the period. Our general and administrative expenses were $615,164 and $799,552 during the nine months ended January 31, 2015, and 2014.  Our expenses for the nine months ended January 31, 2015 included shares issued at a fair market value of $271,000 for consulting services during the period. The expenses to January 31, 2014, were higher due to an increase in operating expenses from higher office and administration costs and hiring of additional employees in Shanghai, China and we expensed $421,000 in consulting fees and $96,000 in legal fees, being fair market price for the issuance of 1,565,000 shares of common stock. Our marketing expenses were $19,775 and $22,225 during the nine months ended January 31, 2015 and 2014. Our losses for the nine months ended January 31, 2015 and 2014 were $540,257 and $749,541, respectively. Consequently, our accumulated loss to January 31, 2015 was $4,613,044.

Sales for the three months ended January 31, 2015 and 2014 was $96,733 compared to $90,327.  The increase of approximately 7.09% is comparable to our overall revenue growth due to increase in sales volume to existing and new wholesale customers.  Cost of sales were $66,540 and $73,337, respectively, and our gross profits for the three months ended January 31, 2015 and 2014, were $30,193 (31% of sales) and $16,990 (19% of sales), respectively.  The gross margin changes are due to a decrease in raw coffee prices during the period. Our general and administrative expenses were $125,039 and $596,195 during the three months ended January 31, 2015, and 2014.  Our expenses for the three months ended January 31, 2015 decreased as we issued only 120,000 shares at a fair market value of $18,000 for consulting services during the period.  The expenses to January 31, 2014, were higher due to an increase in operating expenses from higher office and administration costs and hiring of additional employees in Shanghai, China, and we expensed $421,000 in consulting fees and $96,000 in legal fees, being fair market price for the issuance of 1,565,000 shares of common stock.  Our marketing expenses were $5,940 and $11,823 during the three months ended January 31, 2015 and 2014. Our losses for the three months ended January 31, 2015 and 2014 were $100,786 and $591,028, respectively.

Liquidity and Capital Resources

Provided below is selected financial data about us for the periods ended January 31, 2015 and April 30, 2014.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	January 31, 2015	April 30, 2014
Cash	$45,857	$33,339
Total assets	$3,480,420	$3,231,147
Total liabilities	$1,074,591	$834,852
Stockholders’ equity	$2,405,829	$2,396,295

As of January 31, 2015, we had $45,857 in cash, receivables of $69,240, inventory of $116,854 and prepaid expenses of $15,337, while our accounts payable and accruals were $320,433 and loan from related parties amount was $754,158.  Goodwill net of impairment was $3,010,758, and the net value of our machinery, plant and equipment was $59,574.  Our paid in capital was $6,990,209, and stockholders’ equity was $2,405,829.  Since our inception on March 27, 2009, we have incurred an accumulated deficit of $4,613,044, and other comprehensive loss from currency translations of $5,327.

As of April 30, 2014, we had $33,339 in cash, receivables of $69,526, inventory of $36,647 and prepaid expenses of $8,459, while our accounts payable and accruals were $104,406 and loan from related parties amount was  $730,446.  Goodwill net of impairment was $3,010,758 and the net value of our machinery, plant and equipment was $72,418.  Our paid-in capital was $6,442,992 and stockholders’ equity was $2,396,295. Our accumulated deficit was $4,072,787 and our other comprehensive loss from currency translations was $4,618.

During the period ended January 31, 2015, we financed our operations by selling shares of common stock.  Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing for working capital.  To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of January 31, 2015, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms.  The evaluation process includes a review of customers’ accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at January 31, 2015 and April 30, 2014, there was no allowance for doubtful accounts.  We do not have any off-balance-sheet credit exposure related to our customers.

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

The prices we pay for coffee beans are subject to movements in the commodity market for coffee.  The price can fluctuate, depending on such things as weather patterns in coffee-producing countries, economic and political conditions affecting coffee-producing countries, foreign currency fluctuations, coffee-producing countries’ export quotas, commodity market investor activity and general economic conditions.  In addition, coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide.  If the price for coffee beans increases and we are not able to adjust our pricing and cost structure accordingly, our margins and profitability will decrease.  Our ability to raise sales prices in response to rising coffee bean prices may be limited and depends largely on what our competitors do in response to price pressures, and our profitability could be adversely affected if coffee bean prices were to rise substantially.  Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future.  Similarly, rapid sharp decreases in the cost of coffee beans could also force us to lower sales prices before we have realized cost reductions in our coffee bean inventory.

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

Factors That May Affect Owning Our Common Stock

As of January 31, 2015, Sean Tan, our President and Chief Executive Officer, was the beneficial owner of approximately 38.63% of our outstanding shares of common stock; this allows him to effectively control matters requiring approval of our shareholders.  Such concentrated control may adversely affect the price of our common stock because it may be more difficult for us to attract investors.  Investors will know that matters requiring stockholders’ consent will likely be decided by Mr. Tan, who can effectively control matters requiring approval by our stockholders, including the election of directors.  Moreover, if Mr. Tan elects to sell a substantial number of his shares, investors will likely lose confidence in our ability to earn revenue, and will see such a sale as a sign that our business is failing.  Each of these factors, independently or collectively, will likely harm the market price of our stock.

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

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, as of the end of the period covered by this Report, being January 31, 2015. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In January 2015, we issued 433,333 restricted shares of common stock to an investor at a price of $0.15 per share for cash proceeds of $65,000. The investor is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the investors who we believe are capable of evaluating the merits and risks of an investment in our common stock.

In January 2015, we issued 120,000 restricted shares of common stock to a consultant at a fair market price of $0.15 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $18,000.  For the period ended January 31, 2015, $18, 000 was expensed as consulting fees.  The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended January 31, 2015.

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
Sean Tan
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2015