Form 10-K
period 2015-04-30
DTS8 COFFEE COMPANY, LTD.
filed 2015-07-29
CIK 1499361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2015

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

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

As of October 31, 2014, there were 33,438,333 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 19,725,000 shares were held by non-affiliates of the registrant.  The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $7,890,000, based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date.

As of April 30, 2015, there were 34,791,666 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

Cautionary Statements Regarding Forward-Looking Information

4

Item 1 Description Of Business

4

Item 1A. Risk Factors

8

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

8

Item 3.

Legal Proceedings

8

Item 4.

Mine Safety Disclosures

8

Part II

9

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

9

Item 6.

Selected Financial Data

10

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

10

Item 8   Financial Statements And Supplementary Data

14

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

33

Item 9B.

Other Information

33

Part III

34

Item 10.

Directors, Executive Officers, And Corporate Governance

34

Item 11.

Executive Compensation

37

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholder Matters

38

Item 13.

Certain Relationships And Related Transactions, And Director Independence

39

Item 14.

Principal Accountant Fees And Services

40

Part IV

42

Item 15.

Exhibits And Financial Statement Schedules

42

Signatures

43

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

All references in this Report to the “Company”, “we”, “us” or “our” are to DTS8 Coffee Company, Ltd. and its 100% owned subsidiary DTS8 Holdings Co. Ltd. (“DTS8 Holdings”), which owns 100% of DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”) which owns 100% of DTS8 Coffee (Huzhou) Co., Ltd. (“DTS8 Huzhou”).

This Report contains “forward-looking statements” that involve risk and uncertainties.  We use forward-looking statements that you can identify by words or terminology such as "may", "should", "could", "predict", "potential", "continue", "expect", "anticipate", "future", "intend", "plan", "believe", "estimate" and similar expressions (or the negative of these expressions).  Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements other than statements of historical facts included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events may vary materially from those implied by the forward-looking statements.  These statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions; changes in business conditions in the coffee industry; fluctuations in consumer demand for coffee products; the availability and costs of green beans; increased competition within the green bean and roasted coffee businesses; our lack of successful operating history; our history of continued losses; our inability to successfully implement our business plan; fluctuations in the price of green coffee; concentration of single product and sales; lack of significant experience in the coffee industry of our employees; inability to hire, train and retain qualified personnel; inability to acquire customers; natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source for green coffee beans; weak consumer demand for our roasted coffee; and the fact that we own only one roasting plant and interruption to our only roasting plant may cause significant disruption to our roasting operation.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on forward-looking statements that speak only as of the date of this Report.  Readers should carefully review this Report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ITEM 1

DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on March 27, 2009.  Effective January 22, 2013, we changed our name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd.  Our articles of incorporation authorized the issuance of 75,000,000 shares of common stock each at a par value of $0.001.  As of April 30, 2015, 34,791,666 shares of our common stock were issued and outstanding.

On April 30, 2012, we acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings, a corporation organized and existing, since June 2008, under the laws of Hong Kong, People’s Republic of China, and which owns DTS8 Coffee, a wholly owned foreign subsidiary entity (“WOFE”) organized and existing in Shanghai under the laws of the People’s Republic of China. In March 2013, we completed the incorporation and licensing of DTS8 Huzhou, which is a wholly owned subsidiary of DTS8 Coffee.

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

We are a gourmet coffee roasting, marketing and wholesale distribution company.  Our office and coffee storage facility is located in Shanghai, China.  Our coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China.  We market and sell gourmet roasted coffee to our customers in Shanghai, and other parts of China.  We sell gourmet roasted coffee under the DTS8 Coffee, Don Manuel and private label brands through distribution channels that reach consumers at restaurants, multi-location coffee shops and offices.

We have never declared bankruptcy or been in receivership.

How to Communicate with Us

Our principal executive office is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, and our registered office is located at Suite H, 2248 Meridian Blvd, Minden, Nevada 89423.  Our telephone number is 775-360-3031 or 011-86-18101819011 and electronic mail address is sean@dts8coffee.com or info@dts8coffee.com.

Our Business

Our core business revenue is derived from our coffee wholesale operations in China.  DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is in the business of roasting, marketing and selling gourmet roasted coffee to customers in Shanghai and other parts of China.  We source coffee beans from around the world.  We sell several varieties of gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels such as multi-location coffee shops, restaurants and offices in China.  As of April 30, 2015, approximately 90% of our revenue was derived from one customer.  However, we anticipate that our reliance on one customer will decline in the future as we obtain new customers and increase our revenue.

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

Principal Products

We believe that our products provide flavor and characteristics suited for Chinese consumers.  We choose our raw coffee beans for their richness in aroma and flavor from coffee producers throughout the world.  Our coffee beans are grown by farmers in Colombia, Brazil, Indonesia, Kenya, Guatemala, Papua New Guinea and Ethiopia.  Our coffees are available for sale in standard sizes of 250g, 500g, and 1kg.  In addition to our current three signature blends,  we also sell Don Manuel and other blends under in-house labels.  We market our coffees in two main categories: gourmet whole bean and private label whole bean.  We also roast and market specific blends of roasted coffees on a private label basis.  These private labels productions are based on individual arrangements with each customer.

Manufacturing

As of the date of this Report, we own and operate a coffee roasting factory in Nanxun Town, Huzhou, Zhejiang, China.  We use a Probat coffee roasting machine.  We use a profile roasting system to accurately program the coffee roasting curve by modifying heat levels that are applied at various intervals.  It enables the coffee’s degree of acidity or bitterness be accurately controlled, and several taste profiles can also be created from the same green coffee blend.  We use packaging bags made with a “Freshness Valve” to allow for a one-way flow of air to ensure that the coffee maintains freshness and remains fresh for a longer period of time.

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

Potential Customers in China of Roasted Coffee

The Chinese coffee market is characterized by a gradual shift in demand towards gourmet whole bean and ground coffee products from instant coffee.  The trend towards discovering richer coffee taste can be seen in the current proliferation of coffee café’s across China.  The demand for better-quality and richer-tasting coffee is also increasing at home, work and restaurants. China has experienced 15% to 20% annual growth in the consumption of coffee.  Led initially by Starbucks, consumers in China are learning to drink and appreciate coffee beverages.  As a result, more gourmet coffee cafe chain stores are opening all over China.  We offer consumers in China several varieties of gourmet coffees.  Our DTS8 Coffee is sold in coffee shops, restaurants and offices in China.  We sell high quality gourmet coffee to individual coffee shops which are roasted in small batches on private label basis.

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

Government Regulations

As of the date of this Report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and coffee business.  We have a Nevada State Business License that expires on March 31, 2016.

In Shanghai and Huzhou, Zhejiang, China, our coffee roasting operations are subject to various governmental laws, regulations and licenses.  These governmental authorities include federal, state and local, health, sanitation, and other departments that have jurisdiction over our operations.  We believe that we are in compliance in all material respects with all such laws and regulations and have obtained all material licenses that are required for the operation of our business, including but not limited to the following: Business License, Tax Registration Certificate, National Industrial Products Production License, The People’s Republic of China Consignees and Consignors of Import and Export Goods Customs Declaration Registration Certificate, Certificate of Approval for Establishment of Enterprises with Investment, Financial Registration for Enterprises with Foreign Investment Registration and State Administration of Foreign Exchange License.  We are not aware of any environmental regulations that we believe will have a material adverse effect on our operations.

Customer Service

Our coffees are roasted and packaged in our coffee roasting factory and meet the regulatory requirements for food sanitation and safety in China.  We guarantee our coffee quality and allow our customers to exchange any coffee considered unsatisfactory to them.

We own our website, www.dts8coffee.com, which is designed for easy navigation and to provide information on our company and coffee in general.

Employees

As of April 30, 2015, we had six (6) full time and seven (7) part-time employees.

Research and Development Activities

We have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Subsidiaries

We own 100% of the issued and outstanding shares of DTS8 Holdings Co., Ltd., a corporation organized and existing, since June 2008, under the laws of Hong Kong, People’s Republic of China, and which owns 100% of DTS8 Coffee (Shanghai) Co., Ltd. a WOFE organized and existing in Shanghai under the laws of the People’s Republic of China since January 19, 2009.  DTS8 Coffee (Shanghai) Co. Ltd. owns 100% of DTS8 Coffee (Huzhou) Co., Ltd. in Huzhou, Zhejiang Province, China, the incorporation and licensing of which were completed in March 2013.  Huzhou is approximately a two hour drive from Shanghai.

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

ITEM 1A

RISK FACTORS

Not applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2

PROPERTIES

Our registered office is located at Suite H, 2248 Meridian Blvd, Minden, Nevada 89423.  Our corporate office and coffee storage facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  There are approximately 92 square meters (990 square feet) of warehouse space devoted to coffee storage, general corporate use, coffee sales and customer services.  Our current lease expires on September 30, 2017.

Our coffee roasting and manufacturing facility is located at 2nd Floor, 801 Jiahe Road, Nanxun Town, Huzhou City, 313009, Zhejiang, China.  There are approximately 1,041 square meters (11,205 square feet) of warehouse space for manufacturing, storage and general corporate use.  The facility is equipped with a Probat coffee roaster, a coffee cupping lab with espresso machine, coffee grinders and coffee brewers.  Our current lease expires on August 17, 2015.  We have entered into negotiations with the landlord to renew the lease and do not  anticipate encountering any difficulties in renewing the lease.

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

Quarter	High	Low
2015 Fourth Quarter	$0.25	$0.08
2015 Third Quarter	$0.40	$0.09
2015 Second Quarter	$0.59	$0.14
2015 First Quarter	$0.25	$0.09
2014 Fourth Quarter	$0.34	$0.07
2014 Third Quarter	$0.41	$0.17
2014 Second Quarter	$0.23	$0.08
2014 First Quarter	$0.33	$0.14

Holders

As of April 30, 2015, we had approximately 121 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we do not have a compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

In April 2015, we issued 800,000 restricted shares of common stock to a consultant at a fair market price of $0.085 per share as payment for consulting services.  Total value of the services, valued at the fair market price, was $68,000.  For the year ended April 30, 2015, $68,000 was expensed as consulting fees. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On March 10, 2015, we issued a convertible note to an accredited investor in the amount of $54,000.  The note, together with any interest payable thereon, matures on December 10, 2015 (the “Maturity Date”).  We are required to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from March 10, 2015 until the Maturity Date.  Any amount of principal or interest on the note which is not paid on the Maturity Date shall bear an interest at the rate of 22% per annum from the due date until the note is paid in full.  The holder of the note shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note, to convert all or any part of the outstanding and unpaid principal and interest amount of the note into fully paid and non-assessable shares of our common stock.  The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings, 61% multiplied by the market price of the average of the lowest three trading prices for our common stock during the 10 trading days prior to the conversion date.  The note was issued in reliance on an exemption from the registration requirements of Rule 506 of Regulation D under the Securities Act.

Stock Repurchase

As of the date of this Report, we do not have any stock repurchase plan.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the year ended April 30, 2015, our revenue from fresh roasted coffee grew by 19%, which is consistent with growth in revenue we experienced for the year ended April 30, 2014.  Chinese consumers now choose coffee more by its original country and flavor instead of the coffee brand which is similar to the trend of coffee consumption habits in Western countries.  In China, the improving coffee culture and the popularity of coffee shops in bigger cities is increasing the awareness and sale of fresh roasted coffee.  As a roaster of gourmet coffee from several coffee producing countries, we are well positioned in Shanghai, China, with our roasting facility to participate in the development and evolution of the new coffee drinking culture in China.  Fresh roasted coffee is only available at a limited number of premium food service establishments and hotels.  The opening of new coffee cafes and fast food restaurants has increased coffee sales in China due to the adoption of modern lifestyles and affluence within the country.  The evolution in the taste and buying habits of Chinese consumers is creating the development of a robust coffee market.

During the year, we opened a sales office in Shanghai to assist with our increased marketing initiatives.  We participated with the Canadian Chamber of Commerce of Shanghai to celebrate Canada Day in Shanghai on June 27, 2015, as an “in-kind” sponsor.  We plan to begin roasting and selling fair trade and organic certified coffees in order to take advantage of the growing markets for those products in Shanghai.  These coffees are produced by farmers who cultivate less than 3 hectare farms and harvest 1,000-3,000 pounds of coffee per year.  During the year, we also continued our strategy to market the DTS8 Coffee brand as fresh roasted premium gourmet coffee to customers in China.  In China, the country of origin of coffee beans is receiving increased attention from coffee drinkers. This bodes well for our Don Manuel brand 100% Colombian and other premium roasted gourmet coffee. We are committed to high quality standards, the importance of origin and respect for coffee farmers.  Our marketing efforts, combined with the growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee.  The combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories.

To date, our core business revenue has been derived from direct coffee wholesale in China.  We expect our growth to result from the sale of bulk roasted gourmet coffee, which offers opportunities to develop the DTS8 Coffee brand and to penetrate and capture new market segments.  Our market penetration strategies are: (a) consistently selling only the highest quality roasted Arabica coffee; (b) providing a superior and consistent level of customer service; and (c) strategic expansion into select channels of distribution including hotels, restaurants, specialty grocery and gourmet food stores, chain supermarkets and convenience stores, and food and beverage caterers.  Our expansion strategy will allow us to grow in a controlled manner by developing our own DTS8 Coffee brand and by enhancing the brand’s image and quality reputation. The combination of our brand, differentiated roasted coffee positioning based on superior quality, and our strategic expansion into select distribution channels in different geographic territories creates potential opportunities for growth. We also believe that our commitment to quality will establish a high degree of repeat business and customer loyalty.

Review of Operations for the Years Ended April 30, 2015 and April 30, 2014

Results of Operations

Revenue for the year ended April 30, 2015 was $368,977 compared to $310,003 for the year ended April 30, 2014.  The increase of approximately 19% is attributable to a general increase in sales volume throughout the year to our existing and new wholesale customers.  Cost of sales were $241,316 and $184,225, respectively, and our gross margins for the years ended April 30, 2015 and 2014 were $127,661 (35% of sales) and $125,778 (41% of sales).  The gross margin decline for the 2015 year was due to the increased cost of sales resulting from higher raw coffee prices during the year and an increase in occupancy costs due to the higher lease cost of our roasting factory.  In 2014, the gross margin was higher resulting from lower cost of sales due to lower raw coffee prices.

Our general and administrative expenses were $828,430 and $1,030,962 during the years ended April 30, 2015 and 2014.  Our expenses for the year ended April 30, 2015 were lower as we issued shares at a fair market value of $339,000 for consulting services compared to shares issued at fair market value of $591,400 for consulting services during the prior year.  In 2015, we expensed $339,000 in consulting fees, being the fair market price for the issuance of 2,220,000 shares of common stock, whereas in 2014, we expensed $495,400 in consulting fees and $96,000 in legal fees, being the fair market price for the issuance of 2,185,000 shares of common stock.  A goodwill impairment adjustment of $3,010,758 was also expensed during the year ended April 30, 2015, as we concluded that such a charge was reasonable following the occurrence of events indicating that some goodwill had been impaired.  Our goodwill impairment adjustment during the year ended April 30, 2014 was $1,391,979.

Our marketing expenses were $26,498 and $28,565 during the years ended April 30, 2015 and 2014.  During the year ended April 30, 2015, we disposed of fixed assets and incurred a loss of $1,015.  In 2014, we disposed of a vehicle and realized a gain on disposal of $17,566.

During the year ended April 30, 2015, we terminated our 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd., incorporated to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China.  The $55,000 we paid for the initial investment was written off as loss on investment.  In 2015, we incurred convertible note payable interest expenses of $651.  Our losses for the years ended April 30, 2015 and 2014 were $3,794,691 and $2,308,163, respectively, and our currency translation adjustments resulted in losses of $1,113 and $2,534, respectively. Consequently, our comprehensive losses for the years ended April 30, 2015 and 2014 were $3,795,804 and $2,310,697.  Our net loss per share for those years was $0.12 per share on weighted average with 32,973,473 basic and diluted shares for the most recent year, compared to a loss of $0.09 per share on weighted average with 26,825,155 basic and diluted shares for the prior year.

Liquidity and Capital Resources

Provided below is selected financial data about us for the years ended April 30, 2015 and 2014.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	April 30, 2015	April 30, 2014
Cash	$85,665	$33,339
Total assets	$286,277	$3,231,147
Total liabilities	$1,067,286	$834,852
Stockholders’ equity deficit	$781,009	$2,396,295

As of April 30, 2015, we had $85,665 in cash, receivables of $78,551, inventory of $58,150 and prepaid expenses of $9,004, while our accounts payable and accruals were $240,334, loans from related parties were $772,952 and we had a convertible note payable of $54,000. Goodwill was zero due to an impairment charge of

$3,010,758, and the net value of our machinery, plant and equipment was $54,907.  Our paid in capital was $7,057,409 and shareholders’ equity deficit was $781,009. Since our inception on March 27, 2009, we have incurred accumulated losses of $7,867,478 and our other comprehensive loss from currency translations was $5,731 as of April 30, 2015.

As of April 30, 2014, we had $33,339 in cash, receivables of $69,526, inventory of $36,647 and prepaid expenses of $8,459, while our accounts payable and accruals were $104,460 and loans from related parties were $730,460. Goodwill net of impairment was $3,010,758 and the net value of our machinery, plant and equipment was $72,418.  Our paid in capital was $6,442,992 and shareholders’ equity was $2,396,295.  Since our inception on March 27, 2009, we incurred accumulated losses of $4,072,787 and our other comprehensive loss from currency translations was $4,618 as of April 30, 2014.

During the year ended April 30, 2015, we financed our operations by selling shares of common stock and a convertible note.  Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing to fund our working capital.  To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred material recurring losses from operations.  As of April 30, 2015, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during the years ended April 30, 2015 and 2014, based on management’s best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at April 30, 2015, and 2014, there was no allowance for doubtful accounts.   We do not have any off-balance-sheet credit exposure related to our customers.

Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, we recognised $4,402,737 of goodwill.  Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed.  Goodwill is tested annually for impairment.  The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired.  Impairment is tested by comparing fair value of the goodwill to its carrying value.   Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined.  The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  There are a number of events and circumstances for us to consider in conducting the qualitative assessment.  Management completed this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill.  As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DTS8 COFFEE COMPANY, LTD.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of April 30, 2015 and April 30, 2014

Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended April 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended April 30, 2015 and 2014

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DTS8 Coffee Company, Ltd.

Shanghai, China

We have audited the accompanying consolidated balance sheets of DTS8 Coffee Company, Ltd. and its subsidiaries (collectively, the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTS8 Coffee Company, Ltd. and its subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 29, 2015

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	April 30, 2015	April 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$85,665	$33,339
Accounts receivable	78,551	69,526
Prepaid expenses	9,004	8,459
Inventories	58,150	36,647
Total Current Assets	231,370	147,971

Property, plant and equipment, net	54,907	72,418
Goodwill, net	-	3,010,758
TOTAL ASSETS	$286,277	$3,231,147

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$240,334	$104,460
Convertible note payable	54,000	-
Due to related parties	772,952	730,466
Total Current Liabilities	1,067,286	834,852
Commitments and Contingencies (Note 9)
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 34,791,666 and 30,708,333 shares issued and outstanding as of April 30, 2015 and April 30, 2014, respectively	34,791	30,708
Additional paid in capital	7,057,409	6,442,992
Accumulated deficit	(7,867,478)	(4,072,787)
Accumulated other comprehensive income	(5,731)	(4,618)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(781,009)	2,396,295

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$286,277	$3,231,147

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended April 30, 2015	Year Ended April 30, 2014

REVENUE
Sales	$368,977	$310,003
Cost of sales	241,316	184,225
Gross profit	127,661	125,778

OPERATING EXPENSES
Goodwill impairment	3,010,758	1,391,979
Loss (gain) on disposal of fixed assets	1,015	(17,566)
Marketing expenses	26,498	28,565
General and administrative expenses	828,430	1,030,962
TOTAL OPERATING EXPENSES	3,866,701	2,433,941

LOSS FROM OPERATIONS	(3,739,040)	(2,308,163)
Loss on investment in joint venture	55,000	-
Interest expense	651	-
TOTAL OTHER EXPENSES	55,651	-
NET LOSS	$(3,794,691)	$(2,308,163)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss adjustments	(1,113)	(2,534)
TOTAL COMPREHENSIVE LOSS	$(3,795,804)	$(2,310,697)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,973,473	26,825,155

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of April 30, 2013	26,273,333	$26,273	$5,586,027	$(2,084)	$(1,764,624)	$3,845,592
Stock issued for services at $0.20 per share	65,000	65	12,935			13,000
Stock issued for services at $0.32 per share	900,000	900	287,100			288,000
Stock issued for services at $0.36 per share	600,000	600	215,400			216,000
Stock issued for services at $0.12 per share	620,000	620	73,780			74,400
Stock issued for cash at $0.12 per share	1,666,667	1,667	198,333			200,000
Stock issued for payment of debt at $0.12 per share	583,333	583	69,417			70,000
Foreign currency translation adjustment				(2,534)		(2,534)
Net loss for the year ended April 30, 2014					(2,308,163)	(2,308,163)
Balance as of April 30, 2014	30,708,333	30,708	6,442,992	(4,618)	(4,072,787)	2,396,295
Stock issued for services at $0.16 per share	1,000,000	1,000	159,000			160,000
Stock issued for cash at $0.15 per share	1,863,333	1,863	277,637			279,500
Stock issued for services at $0.31 per share	300,000	300	92,700			93,000
Stock issued for services at $0.15 per share	120,000	120	17,880			18,000
Stock issued for services at $0.085 per share	800,000	800	67,200			68.000
Foreign currency translation adjustment				(1,113)		(1,113)
Net loss for the year ended April 30, 2015					(3,794,691)	(3,794,691)
Balance as of April 30, 2015	34,791,666	$34,791	$7,057,409	$(5,731)	$(7,867,478)	$(781,009)

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2015	Year Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,794,691)	$(2,308,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,527	20,031
Shares issued for services	339,000	591,400
Loss (gain) on disposal of fixed asset	1,015	(17,566)
Loss on investment in joint venture	55,000	-
Goodwill impairment	3,010,758	1,391,979
Changes in operating assets and liabilities:
Accounts receivable	(8,477)	(15,724)
Prepaid expenses	(481)	(5,544)
Inventories	(21,128)	(5,575)
Due to related parties	50,191	-
Accounts payable and accruals	134,474	114,532
NET CASH USED IN OPERATING ACTIVITIES	(217,812)	(234,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(177)	(693)
Cash paid for investment in joint venture	(55,000)	-
Proceeds from disposal of fixed assets	-	18,936
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(55,177)	18,243

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	279,500	200,000
Proceeds from convertible note	54,000	-
Loans from related parties	-	70,000
Repayments to related parties	(13,170)	(37,409)
NET CASH PROVIDED BY FINANCING ACTIVITIES	320,330	232,591
Effect of exchange rate changes on cash and cash equivalents	4,985	(2,456)
NET INCREASE IN CASH	52,326	13,748
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,339	19,591
CASH AND CASH EQUIVALENTS AT END OF YEAR	$85,665	$33,339

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non cash transaction:
Common stock issued for payment of debt	$-	70,000

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015 AND 2014

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

DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is a gourmet coffee roasting, marketing and wholesale distribution company. The Company’s office and coffee storage facility is located in Shanghai, China, and its coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China. The Company is in the business of roasting, marketing and selling gourmet roasted coffee to customers in Shanghai and other parts of China. It sells gourmet roasted coffee under the “DTS8 Coffee” label and other labels through distribution channels that reach consumers at restaurants, multi-location coffee shops, and offices.

NOTE 2 – BASIS OF PRESENTATION

The accompanying audited annual financial statements have been prepared in accordance with generally accepted accounting principles for annual financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the years presented.

The accompanying audited consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity (deficit) and consolidated cash flows of the Company for the years ended April 30, 2015, and 2014, for inclusion in the Company’s Form 10-K for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues, goodwill impairment and   expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At April 30, 2015, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations. For the years ended April 30, 2015, and April 30, 2014, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the years ended April 30, 2015 and 2014, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of April 30, 2015 and 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2015 and 2014, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended April 30, 2015 and 2014 based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of April 30, 2015 and 2014, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended April 30, 2015 and 2014.

Impairment of Goodwill

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company recognised $4,402,737 of goodwill. Goodwill is the excess of the acquisition cost of DTS8 Holdings on April 30, 2012, over the cost of net identifiable assets over the fair value of the amounts assigned to assets acquired and liabilities assumed. Goodwill is tested annually for impairment. The test is performed more frequently if events or changes in circumstances indicate that goodwill might be impaired. Impairment is tested by comparing fair value of the goodwill to its carrying value. Any excess of carrying value over fair value is charged to earnings in the period in which impairment is determined. The Financial Accounting Standard ASU 2011-08 “Intangibles – Goodwill and Other – Testing Goodwill for Impairment” allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There are a number of events and circumstances for the Company to consider in conducting the qualitative assessment. Management must complete this review by following the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of the review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered; management must consider all known events, and circumstances that could trigger an impairment of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of April 30, 2015 and 2014, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the years ended April 30, 2015 and 2014, the Company did not incur any advertising costs.

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

Comprehensive Income

The Company has adopted ASC 220, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its statement of stockholders’ equity, in other comprehensive income. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

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

Adjustments resulting from the translation or RMB to USD, included in accumulated other comprehensive income (loss) in shareholder’s equity, were losses of $ 5,731 and $4,618 as of April 30, 2015 and 2014, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
Year ended April 30, 2015	6.1137	6.1454
Year ended April 30, 2014	6.1580	6.1483

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments, such as convertible note payable, unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities as of April 30, 2015 and 2014. For the years ended April 30, 2015 and 2014, basic and diluted loss per share was the same due to the Company’s loss position.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December

15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in the ASU provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The amendments in the ASU are intended to simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 5 – INVENTORY

Inventories consist of the following:

	April 30, 2015	April 30, 2014
Raw materials - Green beans	$45,245	16,280
Finished products - Roasted coffee	7,053	11,560
Packing products	5,852	8,807
Total	$58,150	36,647

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	April 30, 2015	April 30, 2014
Machinery	$97,950	97,450
Production equipment	4,906	5,040
Office equipment	12,424	15,589
Leasehold improvements	17,992	32,316
Less accumulated depreciation	(78,365)	(77,977)
	$54,907	72,418

Depreciation expenses were $16,527 and $20,031 in the years ended April 30, 2015 and 2014, respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737. As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable. On April 30, 2015 and 2014, in accordance with ASC 350-20-35-3A, the Company performed a test for goodwill impairment. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of management’s review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that events rose indicating impairment of the goodwill during the years ended April 30, 2015 and 2014. The general economic conditions in Shanghai, China, are considered positive. However, the events indicating impairment included the Company’s inability to raise large public or private equity financing in the United States. The Company’s ability to access capital to fund its business operations remained weak and challenging during the years ended April 30, 2015 and 2014. The differing cultures, consumer preferences, corruption, anti-Chinese sentiments, diverse uncertain government regulations, tax systems and currency regulations are business risks impacting the Company’s current operations. In addition, there are no assurance that the Company will be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to its business and operations in Huzhou and Shanghai, China. In addition, the Company has limited revenue and accumulated losses. It requires working capital to fund its business, and be successful in generating increased revenue. Accordingly, based on a qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount of the goodwill. Management carried the second step of the impairment testing procedure. It included determining the recoverable amount, book value and fair value of the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.  Based on this evaluation, the recorded goodwill value exceeded the implied value of the goodwill. Accordingly, management recognized $3,010,758 and $1,391,979 of goodwill impairment loss for the years ended April 30, 2015 and 2014, respectively. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates.

Changes in the carrying amount of the goodwill for the years ended April 30, 2015 and 2014 are as follows:

April 30, 2013	Goodwill, net of impairment	$4,402,737
	Impairment charge for the year ended April 30, 2014	$(1,391,979)
April 30, 2014	Goodwill, net of impairment	$3,010,758
	Impairment charge for the year ended April 30, 2015	$(3,010,758)
April 30, 2015	Goodwill, net of impairment	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. As of April 30, 2015 and April 30, 2014, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan is the Company’s Chief Executive Officer and director. No interest payment was due. The loan from related parties bears no interest and has no fixed term of repayment. Sean Tan has agreed not to demand payment within the next fiscal year.

On March 31, 2011, the Company entered into a management agreement with Mr. Tan to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payments of $6,000 to Mr. Tan are paid in arrears on the last day of each month. As of April 30, 2015 and 2014, $110,000 and $99,000 of management fees was owed to Mr. Tan.

In February 2015, the Company paid $13,170 as a full and final payment for the loan from the spouse of Mr. Tan, which was recorded as loan from related parties. As of April 30, 2014, $13,143 was owed to the spouse of Mr. Tan.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of April 30, 2015, and 2014, were $382,152 and $379,403, respectively. In May 2015, the Company paid $98,140 towards the outstanding loan payable, also see Note 16. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year.  In addition, for the years ended April 30, 2015 and 2014, the Company owed the consultant $160,800 and $118,900 respectively for consulting services provided to the Company. Neither the consultant nor his company is a shareholder of the Company.

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

Total lease payments for the years ended April 30, 2015 and 2014 were $27,534 and $32,637, respectively. Future lease payments required subsequent to April 30, 2015, are as follows:

Years	Amount
April 30, 2016	$3,920
April 30, 2017	$4,015
April 30, 2018	$1,673

NOTE 10 – COMMON STOCK

At April 30, 2015, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 34,791,666 shares were issued and outstanding.

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

In April 2015, the Company issued 800,000 restricted shares of common stock at a fair market price of $0.085 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $68,000, which was expensed as consulting fees.

NOTE 11 – CONTRACTS AND AGREEMENTS

On March 31, 2011, the Company entered into a management agreement with Sean Tan to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The monthly management fee payments of $6,000 to Mr. Tan are paid in arrears on the last day of each month.

In July 2014, the Company amended an agreement with a consultant to provide sales-related services to the Company until April 2015. The Company issued 1,000,000 shares of common stock for payment of the consulting fees in lieu of cash for aggregate consideration of $160,000, the estimated fair market value of these shares. It was determined that $0.16 was the fair market value per share. For the year ended April 30, 2015, $160,000 was expensed as consulting fees.

In April 2015, the Company entered into an agreement with a consultant to provide investor related services to the Company until April 2016. The Company issued 800,000 shares of common stock for payment of the fees in lieu of cash for aggregate consideration of $68,000, the estimated fair market value of these shares. It was determined that $0.085 was the fair market value per share. For the year ended April 30, 2015, $68,000 was expensed as consulting fees.

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

As of April 30, 2015, approximately 90% of the Company’s revenue and accounts receivables were derived from one customer. The Company anticipates that the reliance on one customer will decline in the future as it obtains new customers and increases its revenue.

NOTE 13 – INCOME TAXES

Hong Kong

DTS8 Holdings was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. For the years ended April 30, 2015 and 2014, no provision for Hong Kong tax has been made as DTS8 Holdings has no taxable income generated from operations in Hong Kong during the year.

People’s Republic of China

The Company’s subsidiaries DTS8 Coffee, a WOFE corporation organized and existing in Shanghai under the laws of the People’s Republic of China, and DTS8 Huzhou, a corporation organized and existing in Nanxun, Huzhou, Zhejiang Province, China, are governed by the Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the arrangement between Mainland China and Hong Kong Special

Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company incorporated in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the FIE).

As of April 30, 2015 and 2014, the Company was still in loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

	Year Ended April 30,
	2015	2014
Deferred tax assets
Net operating loss carrying forward	$51,422	$58,958
Total deferred tax assets	51,422	58,958
Valuation allowance	(51,422)	(58,958)
Net deferred tax assets	$-	$-

Net operating loss carry forward of the Company, amounted to $205,745and $248,819 for the years ended April 30, 2015 and 2014, respectively. The net operating loss carry forwards are available to be utilized against future taxable income for years through fiscal period 2019. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment. As of April 30, 2015 and 2014, deferred income tax assets represented the operating loss carry forward of the Company’s subsidiary, DTS8 Coffee. Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. Therefore, a full valuation allowance has been provided against the Company’s deferred income tax assets as of April 30, 2015 and 2014.

The Company accumulated losses for the years ended April 30, 2015 and 2014; therefore no tax provision was provided. The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	Year Ended April 30,
	2015	2014

U.S. Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Changes in valuation allowance for DTA	(25%)	(25%)
Effective tax rate	0%	0%

NOTE 14 – INVESTMENT IN JOINT VENTURE COMPANY

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd. (the “JV Company”), established in the Shanghai Tax Free Zone, to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China. The agreement governing the creation and operation of the JV Company was dated May 27, 2014, and was valid until May 27, 2025. The registered capital of the JV Company is RMB 5 million (approximately $830,000). The Company’s share of the cash investment was $162,800 for the 19% equity interest. The Company paid $55,000 and the balance of $107,800 was payable in installments. The first café of the JV Company opened in October 2014 in the Bund area of Shanghai. Effective April 30, 2015, the Company relinquished its 19% equity interest in the JV Company due to disagreement with the JV Company shareholders. In addition, the Company forfeited $55,000 it paid as initial equity contribution. There are no additional payments to be made by the Company. For the year ended April 30, 2015, the Company recorded $55,000 as loss on investment in joint venture.

NOTE 15 – CONVERTIBLE NOTE

On March 10, 2015, the Company issued a convertible note in the amount of $54,000. The note is due together with any interest on December 10, 2015 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from March 10, 2015 until the Maturity Date. Any amount of principal or interest on the note which is not paid on the Maturity Date shall bear an interest at the rate of 22% per annum from the due date until the note is paid in full. The holder of the note shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Company. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61% multiplied by the market price of the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date.

In accordance with ASC 815-15, the Company analyzed the conversion option of the note for derivative accounting consideration. The Company determined that the conversion option of the note should be classified as a liability once the conversion option becomes effective after 180 days because there is no limit to the number of shares of common stock to be issued upon conversion of the note. As of April 30, 2015, the balance payable on the convertible note was $54,651 representing the principal amount of $54,000 plus accrued interest of $651.

NOTE 16 – SUBSEQUENT EVENTS

In May 2015, the Company paid $98,140 of an outstanding loan payable to a consultant. The amount owed as of April 30, 2015 was $382,152, and after the payment, $284,012 remained outstanding, also see Note 8.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report, April 30, 2015 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2015, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2015 was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of April 30, 2015, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of April 30, 2015, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Sean Tan	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director	March 27, 2009 (inception)	One year
Alexander Liang	49	Chairman. Director	January 20, 2012	One year

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sean Tan, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director

As our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer, Mr. Tan is responsible for the general direction of our business development including day-to-day management of business affairs.

Mr. Tan graduated with a Bachelor’s degree in Economics and Political Science from Northern Illinois University in May 1987, and a Master’s degree in Public Administration from Pennsylvania State University in December 1988.   Mr. Tan completed an Investment Funds in Canada program in 2002 and a Branch Compliance Officer’s Course in 2004 with the Institute of Canadian Bankers.  Mr. Tan is also a graduate of the Canadian Accredited Insurance Brokers program in 2006 with the Insurance Brokers Association and the Life Insurance courses in 2002 and 2003, respectively, with the Insurance Council of British Columbia.

Since 1989, Mr. Tan has worked as a financial consultant and advisor.  In 1989, Mr. Tan was an Account Officer with the Southern Bank in Malaysia and from 1990 to 1992, he was a financial consultant with KPMG in Malaysia.  He worked at the Royal Bank of Canada from 1993 to 1994, and from 1994 to 1998, Mr. Tan was employed at the Business Development Bank of Canada as an Account Manager handling commercial loans for small businesses as well as knowledge-based industries.  From 1998 to 2002, Mr. Tan was employed with Banca Commerciale Italiana as an Account Manager for Private and Corporate Banking.  Since 2002, Mr. Tan has been in the insurance business as an independent licensed insurance agent and a registered mutual funds sales consultant.  Mr. Tan became a director and President of Growers Direct Coffee Company Inc. in November 2008.  Since February 2008, Mr. Tan has been the Chief Executive Officer of DTS8 Holdings, and in March 2013, he was appointed as the Chief Executive Officer of DTS8 Huzhou.  Mr. Tan has a wide range of experience in management and finance.

Alexander Liang, Chairman & Director

Alexander Liang was appointed as our director on January 20, 2012 and as our Chairman on May 5, 2014.  Since June 2006, Mr. Liang has been a self-employed real estate valuation consultant.  From July 2000 to June 2006, Mr. Liang was employed as an insurance representative with RBC Royal Bank and CF Canada Financial.  Mr. Liang graduated with a Bachelor of Science degree from Simon Fraser University in British Columbia, Canada in April 1992.  Mr. Liang is experienced in real estate and finance.

Significant Employees

As of April 30, 2015, we did not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships, except certain family members who may become shareholders by purchasing shares of our common stock.

Involvement in Certain Legal Proceedings

None of our directors or officers has filed any bankruptcy petition.

Mr. Tan became a director and President of Growers Direct Coffee Company Inc. (“Growers Direct”) in November 2008 and in January 2009, Growers Direct filed for Chapter 7 Bankruptcy in Las Vegas, Nevada under the Federal Bankruptcy Code of the United States.  Growers Direct, since 2004, was involved in the sale of coffee and owned and operated a coffee roaster, Uncommon Grounds Inc., in San Francisco, California.  Mr. Tan was not the founder of Growers Direct and his involvement followed several changes in the management of Growers Direct.  However, due to the recession it became impossible to obtain the necessary funding to restructure the debts of Growers Direct.  Due to the limited availability of funding and existing recessionary conditions in the United States, Growers Direct did not have sufficient funding to continue its operations prior to Mr. Tan’s appointment as President.  Mr. Tan’s primary role after being appointed President in November 2008 was to prepare Growers Direct for bankruptcy protection.

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

None of our directors or officers has been subject or a party to any sanction or order of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent.

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

Our Code of Business Conduct and Ethics was filed with the SEC as an Exhibit to our Registration Statement on Form S-1.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to: DTS8 Coffee Company, Ltd., Suite H, 2248 Meridian Blvd, Minden, Nevada 89423.  Our telephone number is 775-360-3031 or 011-86-18101819011 and electronic mail address is sean@dts8coffee.com or info@dts8coffee.com.

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

Board of Directors

As of the date of this Report, we have two directors on our board: Sean Tan and Alexander Liang.  The directors are not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  Our directors are reimbursed for expenses, if any, for attendance at meetings of the board of directors.  Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date,  no security holders have made any such recommendations.  Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of April 30, 2015, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended April 30, 2015, and 2014.  For the year ended April 30, 2015, Sean Tan, our Chief Executive Officer, was paid monthly management fees of $6,000.  We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees.  Our directors, officers and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sean Tan President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director	2015 2014	$72,000 $72,000	0 0	0 0	0 0	0 0	0 0	0 0	$72,000 $72,000

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date.

No remuneration is proposed to be paid in the future either directly or indirectly by us to any officer or director.

Employment Agreements

On March 31, 2011, we entered into a management agreement with Sean Tan to serve as our President and Chief Executive Officer.  Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party.  We make monthly management fee payments of $6,000 to Mr. Tan, in arrears, on the last day of each month.

Compensation of Directors

The members of our board of directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.  As of the date of this Report, there are no other agreements or arrangements in place for the amount of annual compensation that our directors will receive in the future.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Sean Tan	$ 0	0	0	0	0	0	$ 0
Alexander Liang	$ 0	0	0	0	0	93,000 (1)	$93,000

(1)

In October 2014, we issued 300,000 restricted shares of common stock to Mr. Liang at a fair market price of $0.31 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $93,000.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2015, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 34,791,666 outstanding shares of our common stock as of April 30, 2015.

Class of Stock	Name of Beneficial Owner (1)	Number of Common Shares	Percentage of Class
Common shares	Sean Tan (1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director	13,713,333 (1)	39.42%
Common shares	Alexander Liang (2) Chairman, Director	800,000 (2)	2.30%
	Officers and Directors as a Group	14,513,133	41.72%

(1)

Sean Tan,  Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China, . Mr. Tan owns 13,130,000 shares of our common stock directly and 583,333 shares of our common stock indirectly through his spouse.

(2)

Alexander Liang,  c/o DTS8 Coffee Company Ltd. Suite H, 2248 Meridian Blvd., Minden, Nevada 89423.

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

Upon the acquisition of DTS8 Holdings on April 30, 2012, we assumed a loan from Sean Tan to DTS8 Holdings.  As of April 30, 2015 and April 30, 2014, $120,000 and $120,000, respectively, was recorded as loan from related parties. Mr. Tan is our Chief Executive Officer and director. No interest payment was due. The loan bears no interest and has no fixed term of repayment. Mr. Tan has agreed not to demand payment within the next fiscal year.

On March 31, 2011, we entered into a management agreement with Mr. Tan to serve as our President and Chief Executive Officer.  Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party.  The monthly management fee payments of $6,000 to Mr. Tan are paid in arrears on the last day of each month. As of April 30, 2015, $110,000 of management fees was owed to Mr. Tan.

In February 2015, we paid $13,438 as a full and final payment for a loan from the spouse of Mr. Tan, which was recorded as loan from related parties.  As of April 30, 2014, $13,143 was owed to the spouse of Mr. Tan.

On April 30, 2012, upon our acquisition of DTS8 Holdings, we assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to us through his company from time to time on a monthly basis.  The amounts owed, as loan payable, as of April 30, 2015 and April 30, 2014, were $ 382,152 and $375,572, respectively.  In May 2015, we paid $98,140 towards the outstanding loan payable.  The amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year.  In addition, for the years ended April 30, 2015 and 2014, we owed the consultant $160,800 and $118,900, respectively, for the consulting services provided by the consultant. Neither the consultant nor his company is a shareholder of the Company.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our auditor for services rendered during the fiscal years ended April 30, 2015 and 2014, are set forth in the table below:

Fee Category	Fiscal year ended April 30, 2015	Fiscal year ended April 30, 2014

Audit fees (1)	$42,000	$40,000
Audit-related fees (2)	$24,000	$24,000
Tax fees (3)
All other fees (4)	-	$1,000
Total fees	$66,000	$65,000

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

Audit Committee’s Pre-Approval Practice

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Principal Executive and Financial Officer

101.INS (2)	XBRL Instance

101.SCH (2)	XBRL Taxonomy Extension Schema

101.CAL (2)	XBRL Taxonomy Extension Calculation

101.DEF (2)	XBRL Taxonomy Extension Definition

101.LAB (2)	XBRL Taxonomy Extension Labels

101.PRE (2)	XBRL Taxonomy Extension Presentation

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

Date:  July 27, 2015

DTS8 COFFEE COMPANY, LTD.

By  /s/ Sean Tan

Name: Sean Tan

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sean Tan	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director	July 27, 2015
Sean Tan

/s/ Alexander Liang
Alexander Liang	Chairman, Director	July 27, 2015