Form 10-Q
period 2015-07-31
DTS8 COFFEE COMPANY, LTD.
filed 2015-09-14
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 45,934,523 shares outstanding of common stock of the registrant at August 31, 2015.

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

25

ITEM 1A RISK FACTORS

25

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4 MINE SAFETY DISCLOSURES

25

ITEM 5 OTHER INFORMATION

25

ITEM 6 EXHIBITS

26

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2015

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2015 (Unaudited), and April 30, 2015

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended July 31, 2015, and 2014 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended July 31, 2015 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended July 31, 2015, and 2014 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2015 Unaudited	April 30, 2015 Audited
ASSETS
Current assets
Cash and cash equivalents	$10,496	$85,665
Accounts receivable	73,000	78,551
Prepaid expenses	2,651	9,004
Inventories	40,183	58,150
Total Current Assets	126,330	231,370

Property, plant and equipment, net	50,797	54,907
TOTAL ASSETS	$177,127	$286,277

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$213,660	$240,334
Convertible note payable	54,000	54,000
Due to related parties	719,245	772,952
Total Current Liabilities	986,905	1,067,286
Commitments and Contingencies (Note 9)
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value;37,291,666 and 34,791,666 shares issued and outstanding as of July 31, 2015 and April 30, 2015, respectively	37,291	34,791
Additional paid in capital	7,104,909	7,057,409
Accumulated deficit	(7,946,307)	(7,867,478)
Accumulated other comprehensive income	(5,671)	(5,731)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(809,778)	(781,009)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$177,127	$286,277

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended July 31 2015 Unaudited	Three Months Ended July 31 2014 Unaudited

REVENUE
Sales	$99,051	$88,063
Cost of sales	68,360	57,595
Gross profit	30,691	30,468

OPERATING EXPENSES
Marketing expenses	7,724	7,133
General and administrative expenses	100,692	257,124
Loss on disposal of fixed assets	17	-
TOTAL OPERATING EXPENSES	108,433	264,257

LOSS FROM OPERATIONS	(77,742)	(233,789)
Interest expense	1,087	-
TOTAL OTHER EXPENSES	(1,087)	-
NET LOSS	$(78,829)	$(233,789)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	60	316
TOTAL COMPREHENSIVE LOSS	$(78,769)	$(233,473)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	35,661,231	30,990,942

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of April 30, 2015	34,791,666	34,791	7,057,409	(5,731)	(7,867,478)	(781,009)
Stock issued for cash at $0.02 per share	2,500,000	2,500	47,500			50,000
Foreign currency translation adjustment				60		60
Net loss for the three months ended July 31, 2015					(78,829)	(78,829)
Balance as of July 31, 2015 (Unaudited)	37,291,666	$37,291	$7,104,909	$(5,671)	$(7,946,307)	$(809,778)

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2015 Unaudited	Three Months Ended July 31, 2014 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,829)	$(233,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,943	4,423
Common shares issued for services	-	160,000
Loss on disposal of fixed assets	17	-
Changes in operating assets and liabilities:
Accounts receivable	5,507	890
Prepaid expenses	6,349	5,782
Inventories	17,938	7,190
Due to related parties	49,500	-
Accounts payable and accruals	(26,543)	(19,632)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,118)	(75,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	120	-
Cash paid for investment in joint venture company	-	(5,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	120	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	50,000	75,000
Repayment to related parties	(103,014)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(53,014)	75,000
Effect of exchange rate changes on cash and cash equivalents	(157)	(4)
NET DECREASE IN CASH	(75,169)	(5,140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,665	33,339
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,496	$28,199

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Payable investment in joint venture	$-	157,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

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

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and consolidated cash flows of the Company for the period ended July 31, 2015, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using the Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At July 31, 2015, the Company had an accumulated deficit in addition to limited cash, limited revenue and unprofitable operations.  For the three months ended July 31, 2015, the Company sustained net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the three months ended July 31, 2015, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of July 31, 2015, and April 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2015, and April 30, 2015, cash and cash equivalents consisted of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest.  No allowance for doubtful accounts was made during the period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms.  The evaluation process includes a review of customers’ accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  The Company does not have any off-balance-sheet credit exposure related to its customers.  As of July 31, 2015, and April 30, 2015 there was no allowance for doubtful debts.

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

Impairment of Long-Lived assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  There was no impairment of long-lived assets for the periods ended July 31, 2015 and April 30, 2015.

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

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.  It is management’s opinion that as of July 31, 2015 and April 30, 2015, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the periods ended July 31, 2015 and 2015, the Company did not incur any advertising costs.

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

Adjustments resulting from the translation of RMB to USD, included in accumulated other comprehensive loss in shareholder’s deficit, were losses of $5,671 and $5,731, as of July 31, 2015, and April 30, 2015, respectively.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
July 31, 2015	6.1172	6.1157
April 30, 2015	6.1137	6.1454
July 31, 2014	6.1675	6.1586

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company did not have dilutive securities for the periods ended July 31, 2015, and 2014.

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

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 5 – INVENTORY

Inventories consist of the following:

	July 31, 2015	April 30, 2015
Raw materials - Green beans	$18,992	45,245
Finished products - Roasted coffee	13,818	7,053
Packing products	7,373	5,852
Total	$40,183	58,150

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	July 31, 2015	April 30, 2015
Machinery	$97,894	97,950
Production equipment	4,864	4,906
Office equipment	11,092	12,424
Leasehold improvements	17,982	17,992
Less accumulated depreciation	(81,035)	(78,365)
	$50,797	54,907

Depreciation expenses were $3,943 and $4,423 for the three months ended July 31, 2015 and 2014, respectively.

NOTE 7– CONVERTIBLE NOTE

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

In accordance with ASC 815-15, the Company analyzed the conversion option of the note for derivative accounting consideration. The Company determined that the conversion option of the note should be classified as a liability once the conversion option becomes effective after 180 days because there is no limit to the number of shares of common stock to be issued upon conversion of the note. As of July 31, 2015, the balance payable on the convertible note was $55,740 representing the principal amount of $54,000 plus accrued interest of $1,740.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings.  As of July 31, 2015 and April 30, 2015, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan was the Company’s Chief Executive Officer and prior director to August 10, 2015.  No interest payment was due.  The loan from related parties bears no interest and has no fixed term of repayment.  The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert $120,000 of debt owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,714,286 shares of the Company’s common stock.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director, to serve as the President and Chief Executive Officer of the Company. Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party.  The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.  For the periods ended July 31, 2015 and April 30, 2015, the Company owed Mr. Tan $128,000 and $110,000, respectively, for the management fees. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert the debt of $128,000 owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,828,571 shares of the Company’s common stock.  This contract was terminated effective August 10, 2015.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of July 31, 2015 and April 30, 2015, were $278,945 and $382,152, respectively. During the period ended July 31, 2015, the Company paid $103,014 towards the outstanding loan payable. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, as of July 31, 2015 and April 30, 2015 and 2014, the Company owed the consultant $192,300 and $160,800, respectively, for consulting services provided to the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China. Lease commenced on October 1, 2013, and expires on September 30, 2017. The leased area is approximately 92 square meters (990 square feet).

The Company also leases a warehouse for its coffee roasting and manufacturing at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City, 313009, Zhejiang, China. The leased area is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 16, 2013 and expires on August 17, 2015. This lease was extended for additional six month term, and now expires on February 17, 2016.

Total lease payments for the periods ended July 31, 2015 and 2014 were $7,309 and $8,351, respectively.

NOTE 10 – COMMON STOCK

At July 31, 2015, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 37,291,666 shares were issued and outstanding.

In July 2015, the Company issued 2,500,000 restricted shares of common stock at a price of $0.02 per share for cash proceeds of $50,000.

NOTE 11 – CONTRACTS AND AGREEMENTS

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director to serve as the President and Chief Executive Officer of the Company.  Mr. Tan’s engagement commenced on March 1, 2011, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party.  The monthly management fee payment of $6,000 to Mr. Tan is paid in arrears on the last day of each month.  This contract was terminated effective August 10, 2015 upon resignation of Mr. Tan as a director and officer of the Company.

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

NOTE 12 – CONCENTRATION RISK

The Company conducts business in Shanghai, China. Consequently, any political, economic and social unrest and/or instability in China may adversely affect the Company’s business operations.  In particular, instability in the supply of raw green beans into China could result in a decrease in the availability of coffee beans needed for the continued operation and growth of the Company’s business.  It could also lead to an increase in the purchasing costs and increased operating costs.  This may adversely affect the Company’s business.  As of July 31, 2015, approximately 88% of the Company’s revenue was derived from one customer.  The Company anticipates in the future that the reliance on one customer will decline, as it obtains new customers and increases its revenue.

NOTE 13 – SUBSEQUENT EVENTS

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on the August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party.  The Company shall make monthly management fee payment of six thousand dollars ($6,000) to Thomas, in arrears, on the 25th day of each month and four million (4 million) common shares of the Company as engagement bonus remuneration.

The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan, the former director and chief executive officer, to convert the debts owed by the Company totalling $248,000, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 3,542,857 shares of the Company’s common stock.

In August 2015, the Company issued 1,000,000 restricted shares of common stock to a director for services rendered to the Company. In addition, the Company hired a new General Manager and a new Legal Representative for its 100% owned subsidiary in Shanghai, China and issued 50,000 shares of common stock each as employment signing bonus.

On September 1, 2015, the Company entered into an agreement with the Company’s attorney to provide legal services to the Company till June 30, 2016. The Company planned to issue 1,000,000 shares of common stock at the fair market price on the issuance date for payment of the legal fees in lieu of cash. Through the date of filing, the shares were not issued.

On September 1, 2015, the Company entered into an agreement with a consultant who also provides accounting and financial reporting services to the Company to provide coffee procurement and roasting related service to the Company till April 30, 2016. The Company planned to issue 1,000,000 shares of common stock at the fair market price on the issuance date for payment of the consulting fees in lieu of cash. Through the date of filing, the shares have not been issued.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the three months ended July 31, 2015, our sales from fresh roasted coffee grew by 12.5%, which is consistent with growth in revenue we experienced for the year ended April 30, 2015. Chinese consumers are now choosing coffee more by its origin country and flavor, rather than by brand, which is similar to the current trend of coffee consumption habits in Western countries.  In China, the expanding coffee culture and the popularity of coffee shops in bigger cities is increasing the awareness and sale of fresh roasted coffee.  Supplying gourmet, artisan roasted, coffees, fresh from our roaster located in Huzhou, positions us well in Shanghai to participate in the development and evolution of this new coffee drinking culture in all of China.  Fresh, artisan roasted coffee is only available at a limited number of premium food service establishments. The opening of new coffee cafes and fast food restaurants has increased coffee sales in China due to the adoption of modern lifestyles and affluence within the country.  The evolution in the taste and buying habits of Chinese consumers is creating opportunities for the continued development of a robust coffee market which bodes well for the Company’s future revenue growth.

Review of Operations

Sales for the three months ended July 31, 2015 and 2014 were $99,051 compared to $88,063.  The increase of approximately 12.5% is attributable to an increase in sales volume to existing and new wholesale customers.  Cost of sales were $68,360 and $57,595, respectively, and our gross profits for the three months ended July 31, 2015 and 2014, were $30,691 (31% of sales) and $30,468 (35% of sales), respectively. The gross margin changes are due to the increased cost of sales resulting from increased raw coffee prices during the period while the occupancy costs remained at same level. Our general and administrative expenses were $100,692 and $257,124 during the three months ended July 31, 2015, and 2014. Our expenses for the three months ended July 31, 2014 were higher due to higher office and administration costs and shares issued at a fair market value of $160,000 for consulting services during the period.   Our marketing expenses were $7,724 and $7,133during the three months ended July 31, 2015 and 2014. Our losses for the three months ended July 31, 2015 and 2014 were $78,829 and $233,789, respectively, and our currency translation adjustments resulted in a gain of $60 and 316, respectively. Consequently, our accumulated loss to July 31, 2015 was $7,946,307.

Liquidity and Capital Resources

Provided below is selected financial data about us for the periods ended July 31, 2015 and April 30, 2015.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	July 31, 2015	April 30, 2015
Cash	$10,496	$85,665
Total assets	$177,127	$286,277
Total liabilities	$986,905	$1,067,286
Stockholders’ equity	$(809,778)	$(781,009)

As of July 31, 2015, we had $10,496 in cash, receivables of $73,000, inventory of $40,183 and prepaid expenses of $2,651, while our accounts payable and accruals were $213,660 and due to related parties amount was $719,245.  And the net value of our machinery, plant and equipment was $50,797.  Our paid in capital was $7,104,909, and stockholders’ equity was ($809,778).  Since our inception on March 27, 2009, we have incurred an accumulated deficit of $7,946,307, and other comprehensive loss from currency translations of $5,671.

As of April 30, 2015, we had $85,665 in cash, receivables of $78,551, inventory of $58,150 and prepaid expenses of $9,004, while our accounts payable and accruals were $240,334, loans from related parties were $772,952 and we had a convertible note payable of $54,000. The net value of our machinery, plant and equipment was $54,907.  Our paid in capital was $7,057,409 and shareholders’ equity deficit was $781,009. We incurred accumulated losses of $7,867,478 and our other comprehensive loss from currency translations was $5,731 as of April 30, 2015.

During the period ended July 31, 2015, we financed our operations by selling shares of common stock.  Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing for working capital.  To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of July 31, 2015, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms.  The evaluation process includes a review of customers’ accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at July 31, 2015 and April 30, 2015, there was no allowance for doubtful accounts.  We do not have any off-balance-sheet credit exposure related to our customers.

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, as of the end of the period covered by this Report, being July 31, 2015. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In June 2015, we issued 2,500,000 restricted shares of common stock to an investor at a price of $0.02 per share for cash proceeds of $50,000. The investor is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising to the investors who we believe are capable of evaluating the merits and risks of an investment in our common stock.  The $50,000 cash proceeds was used for general working capital.

Stock Repurchase

We do not have any stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarter ended July 31, 2015.

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

DTS8 COFFEE COMPANY, LTD.

By:	/s/ Douglas Thomas
Douglas Thomas
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 14 , 2015