Form 10-Q/A
period 2015-07-31
DTS8 COFFEE COMPANY, LTD.
filed 2015-09-16
CIK 1499361

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

AS OF JULY 31, 2015

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of July 31, 2015 (Unaudited), and April 30, 2015

Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2015, and 2014 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended July 31, 2015 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended July 31, 2015, and 2014 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2015 Unaudited	April 30, 2015 Audited
ASSETS
Current assets
Cash and cash equivalents	$10,496	$85,665
Accounts receivable	73,000	78,551
Prepaid expenses	2,651	9,004
Inventories	40,183	58,150
Total Current Assets	126,330	231,370

Property, plant and equipment, net	50,797	54,907
TOTAL ASSETS	$177,127	$286,277

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accruals	$213,660	$240,334
Convertible note payable	54,000	54,000
Due to related parties	719,245	772,952
Total Current Liabilities	986,905	1,067,286
Commitments and Contingencies (Note 9)
SHAREHOLDERS’ DEFICIT
Common stock, 75,000,000 shares authorized, $0.001 par value;37,291,666 and 34,791,666 shares issued and outstanding as of July 31, 2015 and April 30, 2015, respectively	37,291	34,791
Additional paid in capital	7,104,909	7,057,409
Accumulated deficit	(7,946,307)	(7,867,478)
Accumulated other comprehensive income	(5,671)	(5,731)
TOTAL SHAREHOLDERS’DEFICIT	(809,778)	(781,009)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$177,127	$286,277

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended July 31 2015 Unaudited	Three Months Ended July 31 2014 Unaudited

REVENUE
Sales	$99,051	$88,063
Cost of sales	68,360	57,595
Gross profit	30,691	30,468

OPERATING EXPENSES
Marketing expenses	7,724	7,133
General and administrative expenses	100,692	257,124
Loss on disposal of fixed assets	17	-
TOTAL OPERATING EXPENSES	108,433	264,257

LOSS FROM OPERATIONS	(77,742)	(233,789)
Interest expense	1,087	-
TOTAL OTHER EXPENSES	(1,087)	-
NET LOSS	$(78,829)	$(233,789)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	60	316
TOTAL COMPREHENSIVE LOSS	$(78,769)	$(233,473)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	35,661,231	30,990,942

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the interim unaudited  consolidated statements of financial position, consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the three months ended July 31, 2015, and have been prepared in accordance with US GAAP.

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

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings.  As of July 31, 2015 and April 30, 2015, $120,000 and $120,000, respectively, was recorded as loan from related parties. Sean Tan was the Company’s Chief Executive Officer and director prior to August 10, 2015.  No interest payment was due.  The loan from related parties bears no interest and has no fixed term of repayment.  The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert $120,000 of debt owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,714,286 shares of the Company’s common stock.

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

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of July 31, 2015 and April 30, 2015, were $278,945 and $382,152, respectively. During the period ended July 31, 2015, the Company paid $103,014 towards the outstanding loan payable. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, as of July 31, 2015 and April 30, 2015, the Company owed the consultant $192,300 and $160,800, respectively, for consulting services provided to the Company.

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