Form 10-Q
period 2015-10-31
DTS8 COFFEE COMPANY, LTD.
filed 2015-12-15
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-54493

DTS8 COFFEE COMPANY, LTD.

(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Trade Centre,

Suite 404, 999 Canada Place,

Vancouver, British Columbia,

CANADA V6C 3E2

(Address of principal executive offices) (Zip Code)

+1 (604) 641-1228

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 49,594,832 shares outstanding of common stock of the registrant at December 12, 2015.

 DTS8 COFFEE COMPANY, LTD.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

ITEM 1A RISK FACTORS

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4 MINE SAFETY DISCLOSURES

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of October 31, 2015 (Unaudited), and April 30, 2015

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended October 31, 2015, and 2014 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended October 31, 2015 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2015 and 2014 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2015 Unaudited	April 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$178,644	$85,665
Accounts receivable	66,204	78,551
Prepaid expenses	9,584	9,004
Due from related party	397	-
Inventories	18,531	58,150
Total Current Assets	273,360	231,370

Property, plant and equipment, net	45,161	54,907
TOTAL ASSETS	$318,521	$286,277

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$144,848	$240,334
Convertible notes	10,500	54,000
Derivative liabilities	183,788	-
Due to related parties	591,485	772,952
Total Current Liabilities	930,621	1,067,286

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 49,594,832 and 34,791,666 shares issued and outstanding as of October 31, 2015 and April 30, 2015, respectively	49,594	34,791
Additional paid-in capital	8,028,775	7,057,409
Accumulated deficit	(8,688,495)	(7,867,478)
Accumulated other comprehensive loss	(1,974)	(5,731)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(612,100)	(781,009)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$318,521	$286,277

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three Months Ended October 31, 2015 Unaudited	Three Months Ended October 31, 2014 Unaudited		Six Months Ended October 31, 2015 Unaudited	Six Months Ended October 31, 2014 Unaudited

REVENUE
Sales		$85,782	$85,776		$184,833	$173,839
Cost of sales		55,466	51,755		123,826	109,350
Gross profit		30,316	34,021		61,007	64,489

OPERATING EXPENSES
Marketing expenses		8,256	6,702		15,980	13,835
Loss on disposal of fixed assets		30	-		47	-
General and administration expenses		657,863	233,001		758,555	490,125
TOTAL OPERATING EXPENSES		666,149	239,703		774,582	503,960
LOSS FROM OPERATIONS		(635,833)	(205,682)		(713,575)	(439,471)
Interest expense		65,382	-		66,469	-
Change in fair value of derivative liabilities		21,297	-		21,297	-
Other expenses		19,676	-		19,676	-
TOTAL OTHER EXPENSES		106,355	-		107,442	-
NET LOSS		$(742,188)	$(205,682)		$(821,017)	$(439,471)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments		3,697	(78)		3,757	(394)
TOTAL COMPREHENSIVE LOSS	$	(738,491)	$(205,780)	$	(817,260)	$(439,865)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.02)	$(0.01)		$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		46,928,821	32,978,116		40,719,483	31,966,159

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance as of April 30, 2015	34,791,666	34,791	7,057,409	(5,731)	(7,867,478)	(781,009)
Shares issued for cash	2,500,000	2,500	47,500	-	-	50,000
Shares issued for services	7,800,000	7,800	532,700	-	-	540,500
Shares issued for the settlement of related party debt	3,542,857	3,543	244,457	-	-	248,000
Conversion of convertible notes	960,309	960	55,200	-	-	56,160
Foreign currency translation adjustments	-	-	-	3,757	-	3,757
Net loss	-	-	-	-	(821,017)	(821,017)
Reclassification of derivative liabilities to additional paid-in capital	-	-	91,509	-	-	91,509
Balance as of October 31, 2015 (Unaudited)	49,594,832	$49,594	$8,028,775	$(1,974)	$(8,688,495)	$(612,100)

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2015 Unaudited	Six Months Ended October 31, 2014 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(821,017)	$(439,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,535	8,591
Amortization of debt discount	64,500	-
Loss on disposal of fixed assets	47	360
Change in fair value of derivative liabilities	21,297	-
Stock-based compensation	540,500	253,000
Changes in operating assets and liabilities:
Accounts receivable	9,430	2,907
Prepaid expenses	(6)	(13,161)
Inventories	37,459	(58,284)
Due to related parties and shareholder	192,935	-
Accounts payable and accruals	(84,401)	31,026
NET CASH USED IN OPERATING ACTIVITIES	(31,721)	(215,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase property plant and equipment	-	(175)
Proceeds from disposal of fixed assets	117	-
Cash paid for investment in joint venture company	-	(5,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	117	(5,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	50,000	214,500
Proceeds from convertible notes	200,000	-
Repayment to related parties	(114,907)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,093	214,500
Effect of exchange rate changes on cash and cash equivalents	(10,510)	1,207
NET INCREASE (DECREASE) IN CASH	92,979	(4,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,665	33,339
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,644	$28,839

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Payable investment in joint venture	$-	$157,800
Shares issued for conversion of notes and accrued interests	56,160	-
Shares issued for the settlement of related party debt	248,000	-
Debt discount from derivative liabilities	254,000	-
Reclassification of derivative liabilities to additional paid-in capital	91,509	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of April 30, 2015 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 31, 2015. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At October 31, 2015, the Company had a working capital deficit of $657,261 in addition to limited cash, limited revenue and unprofitable operations. For the six months ended October 31, 2015, the Company sustained net losses and generated negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The Company’s financial instruments include cash and cash equivalents, current receivables and payables, and derivative liabilities. These financial instruments are measured at their respective fair values. The three levels are defined as follows:

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

The Company has determined that certain convertible notes covered by these financial statements qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “ Derivatives and Hedging – Contracts in an Entity’s Own Stock”. See Note 7 for more details.

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives will have a direct effect on the fair values. In addition, valuation techniques are sensitive to changes in the trading market price of the Company’s common stock and its estimated volatility and interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect management’s estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

The fair value of the derivative liabilities was determined using the Black-Scholes Model with any change in fair value during the period recorded in earnings as “Change in fair value of derivative liabilities”. Significant inputs used to calculate the fair value of the derivative liabilities include expected volatility, risk-free interest rate and dividend yield.

For cash and cash equivalents, accounts receivables, prepaid expenses, and accounts payable and accruals, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Management believes it is not practical to estimate the fair value of related party payables because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Foreign Currency Translation

The Company’s functional and reporting currency is United States Dollars (“USD”). The functional currency of the Company’s subsidiaries, DTS8 Coffee and DTS8 Huzhou, in the People’s Republic of China is Chinese currency Renminbi (“RMB”). Since RMB is not freely convertible into foreign currencies, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
October 31, 2015	6.3495	6.2224
April 30, 2015	6.1137	6.1454
October 31, 2014	6.1675	6.1586

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income (loss) per share assume the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share.

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an anti-dilutive effect on the earnings per share calculation in the periods presented.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	October 31, 2015	April 30, 2015
Raw materials - Green beans	$3,840	$45,245
Finished products - Roasted coffee	8,963	7,053
Packing products	5,728	5,852
Total	$18,531	$58,150

NOTE 6 – CONVERTIBLE NOTE

On March 6, 2015, the Company issued a convertible note (Note I) in the amount of $54,000. The note is due together with any interest on December 10, 2015 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from March 10, 2015 until the Maturity Date. Any amount of principal or interest on the note which is not paid on the Maturity Date shall bear an interest at the rate of 22% per annum from the due date until the note is paid in full. The holder of the note shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Company. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61%

multiplied by the market price of the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date.

In accordance with ASC 815-15, the Company analyzed the conversion option of the note for derivative accounting consideration. The Company determined that the conversion option of the note should be classified as a liability once the conversion option becomes effective after 180 days because there is no limit to the number of shares of common stock to be issued upon conversion of the note.

On September 9, Note I became convertible. On September 18, 2015, the debt holder converted $12,000 of the note into 230,769 common shares at a conversion price of $0.0520 per share. On September 25, 2015, the debt holder converted $15,000 of the note into 260,417 common shares at a conversion price of $0.0576 per share. On September 30, 2015, the debt holder converted $20,000 of the note into 316,456 common shares at a conversion price of $0.0632 per share. On October 7, 2015, the debt holder converted the remaining principal of $7,000 and the accrued interest in the amount of $2,160 into a total number of 152,667 shares at a conversion price of $0.0600. As of October 31, 2015, the balance payable on Note I of $54,000 and accrued interest of $2,160 were fully converted into common stock.

On October 20, 2015, the Company issued two convertible promissory notes with same terms in a total amount of $210,000 (collectively, Note II) with a discount of 5%. The proceeds of $200,000 of the note were not received until October 23, 2015. The note is due together with any interest on April 19, 2015 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 10% per annum from October 23, 2015 until the Maturity Date. The outstanding principal and interest at 120% may be redeemed within 90 days of closing and 130% after 90 days. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61% of the lowest daily volume weighted average price (“VWAP”) of the common stock during the 15 trading days prior to the conversion date. Upon default, the debt holder shall have the right to convert the note into shares of common stock at an alternative conversion price equal to 50% of the lowest daily VWAP of the common stock during the 20 trading days prior to the conversion date. All overdue accrued and unpaid interest to be paid shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

As of October 31, 2015, the balance payable on the convertible note was $210,460 representing the principal amount of $210,000 plus accrued interest of $460.

As described in Note 7, the embedded conversion feature for both Note I and Note II qualified for liability classification at fair value. As a result, the Company recorded debt discounts resulting from derivative liabilities of $54,000 to Note 1 and $200,000 to Note II at the dates the notes became convertible. Due to the excess of the fair value of derivative liabilities over the principal of the notes on the day when the notes became convertible, the Company recorded loss on derivative liabilities in the amount of $292,718. This amount was included in change in fair value of derivative liabilities. In addition, the Company amortized the balance of debt discount of $54,000 associated to the exercise of the conversion option of Note 1.

Amortization of the debt discounts was recorded as a component of interest expense in the accompanying unaudited statements of operations and comprehensive loss. Amortization of debt discounts amounted to $64,500 and $0 for the three and six months ended October 31, 2015 and 2014, respectively. Contractual interest expense for the two convertible notes described in Note 7 amounted to $1,969 and $0 for the six months ended October 31, 2015 and 2014, respectively. Contractual interest expense for the two convertible notes described in Note 7 amounted to $882 and $0 for the three months ended June October 31, 2015 and 2014, respectively.

NOTE 7 – DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company issued convertible notes and the conversion option embedded in the convertible notes contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815 (see Note 6). The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date when it becomes effective and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of October 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES
Conversion option liability	$183,788	-	-	183,788

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Balance as of April 30, 2015	-
Fair value of embedded conversion option derivative liabilities at issuance charged to debt discounts	$254,000
Change in fair value of derivative liabilities	21,297
Reclassification of derivative liabilities to additional paid-in capital due to conversions	(91,509)
Balance as of October 31, 2015	$183,788

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The fair value at the commitment and re-measurement dates for convertible notes that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the six months ended October 31, 2015:

	Commitment Date	Re-measurement Date
Exercise price	$0.0328 - $0.0645	$0.0359 - $0.0632
Expected dividends	0%	0%
Expected volatility	197.12% - 203.24%	197.30% - 217.19%
Expected term	6 months - 9 months	6 months - 9 months
Risk free interest rate	0.13% - 0.26%	0.07% - 0.22%

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. Sean Tan was the Company’s Chief Executive Officer and director until August 10, 2015, when Sean Tan resigned and Douglas Thomas replaced Mr. Tan in his positions with the Company. The loan from related parties bears no interest and has no fixed term of repayment. The Company entered into a debt settlement agreement dated August 28, 2015, with Sean Tan to convert $120,000 of debt owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,714,286 shares of the Company’s common stock. As of October 31, 2015 and April 30, 2015, $nil and $120,000, respectively, was recorded as due to related parties.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director, to serve as the President and Chief Executive Officer of the Company. This contract was terminated effective August 10, 2015. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert the management fee payment of $128,000 owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,828,571 shares of the Company’s common stock.  For the periods ended October 31, 2015 and April 30, 2015, the Company owed Mr. Tan $nil and $110,000, respectively.

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on the August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. The Company shall make monthly management fee payment of six thousand dollars ($6,000) to Thomas, in arrears, on the 25th day of each month and four million (4 million) common shares of the Company as engagement bonus remuneration. As of October 31, 2015, and April 30, 2015, the Company owed Mr. Thomas $61,000 and $43,000, respectively. The balance of $43,000 as of April 30, 2015, was included in accounts payable and accruals due to the fact that Mr. Thomas was not a related party until August 10, 2015.

On August 31, 2015, the Company entered into an agreement with Cherry Cai to serve as the financial controller of the Company commenced on September 1, 2015, and shall continue on a year-to-year basis until terminated by either party upon thirty days prior written notice to the other party. The Company shall make monthly fee payment of three thousand dollars ($3,000) to Cherry, in arrears, on 25th day of each month and issue one million shares of common stock of the Company; 500,000 shares of were issued in September 2015, and balance of 500,000 shall be issued on September 1, 2016. As of October 31, 2015 and April 30, 2015, the Company owed Ms. Cai $6,000 and $nil, respectively.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of October 31, 2015 and April 30, 2015, were $ $255,353 and $382,152, respectively. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, as of October 31, 2015 and 2014, the Company owed the consultant $269,132 and $160,800 respectively for consulting services provided to the Company.

In September 2015, the Company advanced to Alex Liang, Chairman and director of the Company, $397 for the business operation purpose. As of October 31, 2015 and April 30, 2015, due from related party was $397 and $nil, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China. Lease commenced on October 1, 2013, and expires on September 30, 2017. The leased area is approximately 92 square meters (990 square feet).

The Company also leases a warehouse for its coffee roasting and manufacturing at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City, 313009, Zhejiang, China. The leased area is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 16, 2013, and expires on August 17, 2015. This lease was extended for additional six-month term, and now expires on February 17, 2016.

Total lease payments for the periods ended October 31, 2015 and 2014 were $15,319 and $25,868, respectively.

NOTE 10 – COMMON STOCK

At October 31, 2015, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 49,594,832 shares were issued and outstanding.

In June 2015, the Company issued 2,500,000 restricted shares of common stock at a price of $0.02 per share for cash proceeds of $50,000.

In August, 2015, the Company issued 4,000,000 restricted shares of common stock to the Chief Executive Officer of the Company at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $240,000. For the period ended October 31, 2015, $240,000 was expensed.

In August, 2015, the Company issued 1,100,000 restricted shares of common stock to a director (1,000,000) and to two employees (50,000 each) at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $66,000. For the period ended October 31, 2015, $66,000 was expensed.

In August, 2015, the Company in lieu of cash payment issued 3,542,857 shares of the Company’s common stock as payment in full for the outstanding debts of $248,000 owed to the former director and Chief Executive Officer. The shares were issued at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015.

In September, 2015, the Company issued 500,000 restricted shares of common stocks of the Company for consulting services valued at $0.085 per share or $42,500. For the period ended October 31, 2015, $42,500 was expensed.

In September, 2015, the Company issued 1,000,000 shares of common stock Company to a consultant at fair market price of $0.085 per share as payment for consulting fees. Total value of the services, valued at the fair market price, was $85,000. For the period ended October 31, 2015, $85,000 was expensed as consulting fees.

In September, 2015, the Company issued 1,000,000 shares of common stock the Company’s attorney at fair market price of $0.085 per share as payment for legal fees. Total value of the services, valued at the fair market price, was $85,000. For the period ended October 31, 2015, $85,000 was expensed as legal fees.

In September 2015, the Company issued 230,769, 260,417 and 316,456 restricted shares of common stocks of the Company for the conversion of $12,000, $15,000 and $20,000 of the Note I described in Note 6, respectively.

In October 2015, the Company issued 152,667 restricted shares of common stocks of the Company for the conversion of the remaining principal of $7,000 and the accrued interest in the amount of $2,160 of Note I described in Note 6.

On October 1, 2015, the Company entered into an agreement with Carter, Terry & Company acting as the Company’s exclusive Financial Advisory Investment Bank and Placement Agent for an initial period of 60 days, and then reverting to a non-exclusive advisor for the next twelve consecutive (12) months. The Company agreed to issue 200,000 restricted shares of common stocks of the Company upon the execution of the agreement. Within two years period, the Company agreed on cash compensation fees subject to: a). 10 % of the amount up to $1,000,000; b). 8% up to $5,000,000 and c). 6% over $5,000,000 for any equity or hybrid equity capital raised and also agreed to pay restricted shares equal to 4% of capital raised by the closing price of the stock on the date of close. In October 2015, the Company issued 200,000 restricted shares of common stocks to Carter, Terry & Company valued at $0.11 per share. For the period ended October 31, 2015, $22,000 was expensed as consulting fees.

NOTE 11 – SUBSEQUENT EVENTS

On November 2, 2015, the Company entered into a letter of intent to acquire a coffee roasting and wholesale company located in the East Coast of the United States. Under the terms of the contemplated acquisition, the Company will acquire 100% of the issued and outstanding shares of the coffee company. The acquisition is subject to a number of conditions, including DTS8 completing and accepting the results of its due diligence investigation, a valuation opinion and receiving audited financial statements.  As of the date of this report, the Company was in the process of completing the due diligence.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a fully licensed artisan fresh coffee roaster in China, we are well positioned in Shanghai, China to capitalize on the continued growth in consumption of coffee in China. According to the International Coffee Organization report dated August 10, 2015,“the production and consumption of coffee in China have been growing at double-digit rates, and show few signs of slowing. As the economy of China continues to grow, the pool of consumers with disposable income expands and demand for coffee rises accordingly. The presence of coffee shops is no longer a novelty, but rather an essential feature of the urban landscape.  China is rapidly developing a taste for coffee”.

Chinese consumers are now choosing coffee more by its origin country and flavor, rather than by brand, which is similar to the current trend of coffee consumption habits in Western countries. In China, the expanding coffee culture and the popularity of coffee shops in bigger cities is increasing the awareness and sale of fresh roasted coffee.  Supplying gourmet, artisan roasted, coffees, fresh from our roaster located in Huzhou, positions us well in Shanghai to participate in the development and evolution of this new coffee drinking culture in all of China. Fresh, artisan roasted coffee is only available at a limited number of premium food service establishments. The opening of new coffee cafes and fast food restaurants has increased coffee sales in China due to the adoption of modern lifestyles and affluence within the country. The evolution in the taste and buying habits of Chinese consumers is creating opportunities for the continued development of a robust coffee market.

Review of Operations

Sales for the six months ended October 31, 2015 and 2014 were $184,833 compared to $173,839. The increase of approximately 6.3% is attributable to an increase in sales volume to existing and new wholesale customers. Cost of sales were $123,826 and $109,350, respectively, and our gross profits for the six months ended October 31, 2015 and 2014, were $61,007 (33% of sales) $64,489 (37% of sales). The gross margin changes are due to the increased cost of sales resulting from increased raw coffee prices during the period while the occupancy costs remained at same level. Our general and administrative expenses were $758,555 and $490,125 during the six months ended October 31, 2015, and 2014.

Our operating expenses for the six months ended October 31, 2015 and 2014 were $774,582 and $503,960. The increase of $270,622 were mainly due to higher office and administration costs and shares issued at a fair market value of $540,500 for services which were comprised with $342,500 for management and director fees, $6,000 for wages & benefits, $107,000 for consulting fees and $85,000 for legal fees. Our marketing expenses were $15,980 and $13,835 during the six months ended October 31, 2015 and 2014. Our losses for the six months ended October 31, 2015 and 2014 were $821,017 and $439,471, respectively. Consequently, our accumulated loss to October 31, 2015 was $8,688,495.

Liquidity and Capital Resources

Provided below is selected financial data about us for the periods ended October 31, 2015 and April 30, 2015.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	October 31, 2015	April 30, 2015
Cash	$178,644	$85,665
Total assets	$318,521	$286,277
Total liabilities	$930,621	$1,067,286
Stockholders’ equity	$(612,100)	$(781,009)

As of October 31, 2015, we had $178,644 in cash, receivables of $66,204, inventory of $18,531, and advance to a related party of $397, while our accounts payable and accruals were $144,848 and due to related parties amount was $591,485 and the net value of our machinery, plant and equipment was $45,161. Our paid in capital was $8,028,775, and stockholders’ equity was ($612,100).  Since our inception on March 27, 2009, we have incurred an accumulated deficit of $8,688,495 and other comprehensive loss from currency translations of $1,974.

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

During the period ended October 31, 2015, we financed our operations by selling shares of common stock and issued convertible promissory note. Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing for working capital. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of October 31, 2015, we had an accumulated deficit, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern. We plan to retain any cash we earn in order to develop our business.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at October 31, 2015 and April 30, 2015, there was no allowance for doubtful accounts.  We do not have any off-balance-sheet credit exposure related to our customers.

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, as of the end of the period covered by this Report, being October 31, 2015. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August  24, 2015, we issued 4,00,000 restricted shares of common stock to an officer and director of the Company pursuant to a management agreement dated at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $240,000.  For the period ended October 31, 2015, $240,000 was expensed as management fees. The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction to a director of the Company.

On August 24, 2015, we issued 1,1,00,000 restricted shares of common stock to a director and two employees of the Company at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $66,000. For the period ended October 31, 2015, $66,000 was expensed as management fees.  The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction to a director and two employees of the Company.

On August 28, 2015, the Company in lieu of cash payment issued 3,542,857 shares of the Company’s common stock as payment in full for the outstanding debts of $248,000 owed to the former director and the chief executive officer. The shares were issued at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015. The shares were issued with a restrictive legend and in reliance on an exemption from registration under Regulation S of the Securities Act.

On September 10, 2015, we issued 500,000 restricted shares of common stock to a consultant of the Company at a fair market price of $0.085 per share as payment for consulting fees. Total value of the services, valued at the fair market price, was $42,500. For the period ended October 31, 2015, $42,500 was expensed as consulting fees.  The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction and are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction and no general solicitation was used.

On October 20, 2015, the Company issued two convertible promissory notes with same terms in a total amount of $210,000 with a discount of 5%. The proceeds of $200,000 of the note were not received until October 23, 2015. The note is due together with any interest on April 19, 2015 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 10% per annum from October 23, 2015 until the Maturity Date. The outstanding principal and interest at 120% may be redeemed within 90 days of closing and 130% after 90 days. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61% of the lowest daily volume weighted average price (“VWAP”) of the common stock during the 15 trading days prior to the conversion date.

The note was issued in reliance on an exemption from the registration requirements of Rule 506 of Regulation D under the Securities Act. The cash proceeds of was used for general working capital.

Stock Repurchase

We do not have a stock repurchase plan.

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarters ended October 31, 2015.

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
Douglas Thomas
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 15, 2015