Form 10-Q
period 2016-01-31
DTS8 COFFEE COMPANY, LTD.
filed 2016-03-16
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 000-54493

DTS8 COFFEE COMPANY, LTD.

(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Trade Center, 999 Canada Place,

Suite 404, Vancouver, B.C. V6C 3E2

(Address of principal executive offices) (Zip Code)

+1 604-641-1228

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

Yes [  ]     No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 49,594,832 shares outstanding of common stock of the registrant at March 16, 2016.

 DTS8 COFFEE COMPANY, LTD.

INDEX

INDEX

2

PART I - FINANCIAL INFORMATION

3

ITEM 1

 FINANCIAL STATEMENTS

3

ITEM 4

 CONTROL AND PROCEDURES

20

ITEM 1A

 RISK FACTORS

21

ITEM 2

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3

 DEFAULT UPON SENIOR SECURITIES

22

ITEM 4

 MINE SAFETY DISCLOSURES

22

ITEM 5

 OTHER INFORMATION

22

ITEM 6

EXHIBITS

23

SIGNATURES

24

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF January 31, 2016

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2016 (Unaudited), and April 30, 2015

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended January 31, 2016, and 2015 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended January 31, 2016 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2016 and 2015 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	January 31, 2016 Unaudited	April 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$30,270	$85,665
Accounts receivable	50,600	78,551
Prepaid expenses	3,692	9,004
Inventories	7,136	58,150
Total Current Assets	91,698	231,370

Property, plant and equipment, net	50,286	54,907
TOTAL ASSETS	$141,984	$286,277

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accruals	$101,821	$240,334
Convertible notes	115,500	54,000
Derivative liabilities	453,265	-
Due to related parties	563,163	772,952
Total Current Liabilities	1,233,749	1,067,286

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized, $0.001 par value; 49,594,832 and 34,791,666 shares issued and outstanding as of January 31, 2016 and April 30, 2015, respectively	49,594	34,791
Additional paid-in capital	8,028,775	7,057,409
Accumulated deficit	(9,172,730)	(7,867,478)
Accumulated other comprehensive loss	2,596	(5,731)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,091,765)	(781,009)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$141,984	$286,277

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three Months Ended January 31, 2016 Unaudited	Three Months Ended January 31, 2015 Unaudited		Nine Months Ended January 31, 2016 Unaudited	Nine Months Ended January 31, 2015 Unaudited

REVENUE
Sales		$71,049	$96,733		$255,882	$270,572
Cost of sales		52,903	66,540		176,729	175,890
Gross profit		18,146	30,193		79,153	94,682

OPERATING EXPENSES
Marketing expenses		8,242	5,940		24,222	19,775
Loss on disposal of fixed assets		-	-		47	-
General and administration expenses		114,238	125,039		872,793	615,164
TOTAL OPERATING EXPENSES		122,480	130,979		897,062	634,939
LOSS FROM OPERATIONS		(104,334)	(100,786)		(817,909)	(540,257)
Interest expense		110,293	-		176,762	-
Change in fair value of derivative liabilities		269,477	-		290,774	-
Other expenses		131	-		19,807	-
TOTAL OTHER EXPENSES		379,901	-		487,343	-
NET LOSS		$(484,235)	$(100,786)		$(1,305,252)	$(540,257)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments		4,570	(315)		8,327	(709)
TOTAL COMPREHENSIVE LOSS	$	(479,665)	$(101,101)	$	(1,296,925)	$(540,966)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.00)		$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		49,594,832	33,863,985		43,895,324	32,598,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance as of April 30, 2015	34,791,666	34,791	7,057,409	(5,731)	(7,867,478)	(781,009)
Shares issued for cash	2,500,000	2,500	47,500	-	-	50,000
Shares issued for services	7,800,000	7,800	532,700	-	-	540,500
Shares issued for the settlement of related party debt and payables	3,542,857	3,543	244,457	-	-	248,000
Conversion of convertible notes	960,309	960	55,200	-	-	56,160
Foreign currency translation adjustments	-	-	-	8,327	-	8,327
Net loss	-	-	-	-	(1,305,252)	(1,305,252)
Reclassification of derivative liabilities to additional paid-in capital	-	-	91,509	-	-	91,509
Balance as of January 31, 2016 (Unaudited)	49,594,832	$49,594	$8,028,775	$2,596	$(9,172,730)	$(1,091,765)

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2016 Unaudited	Nine Months Ended January 31, 2015 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,305,252)	$(540,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,823	12,877
Amortization of debt discount	169,500	-
Loss on disposal of fixed assets	47	360
Change in fair value of derivative liabilities	290,774	-
Stock-based compensation	540,500	271,000
Changes in operating assets and liabilities:
Accounts receivable	23,600	523
Prepaid expenses	4,897	(6,837)
Inventories	48,994	(79,945)
Due to related parties and shareholder	172,887	21,179
Accounts payable and accruals	(125,139)	57,501
NET CASH USED IN OPERATING ACTIVITIES	(168,369)	(263,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,997)	(175)
Proceeds from disposal of fixed assets	117	-
Cash paid for investment in joint venture company	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(9,880)	(5,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	50,000	279,500
Proceeds from convertible notes	200,000	-
Repayment to related parties	(116,318)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	133,682	279,500
Effect of exchange rate changes on cash and cash equivalents	(10,828)	1,792
NET INCREASE (DECREASE) IN CASH	(55,395)	12,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,665	33,339
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,270	$45,857

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Payable investment in joint venture	$-	$107,800
Shares issued for conversion of notes and accrued interests	56,160	-
Shares issued for the settlement of related party debt and payables	248,000	-
Debt discount from derivative liabilities	254,000	-
Reclassification of derivative liabilities to additional paid-in capital	91,509	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At January 31, 2016, the Company had a working capital deficit of $1,142,051 in addition to limited cash, limited revenue and unprofitable operations. For the nine months ended January 31, 2016, the Company sustained net losses and generated negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

The Company has determined that certain convertible notes covered by these financial statements qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. See Note 7 for more details.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
January 31, 2016	6.5516	6.3020
April 30, 2015	6.1137	6.1454
January 31, 2015	6.1370	6.1475

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assume the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Tpic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	January 31, 2016	April 30, 2015
Raw materials - Green beans	$890	$45,245
Finished products - Roasted coffee	6,098	7,053
Packing products	148	5,852
Total	$7,136	$58,150

NOTE 6 – CONVERTIBLE NOTES

On March 6, 2015, the Company issued a convertible note (Note I) in the amount of $54,000. The note is due together with any interest on December 10, 2015 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from March 10, 2015, until the Maturity Date. Any amount of principal or interest on the note which is not paid on the Maturity Date shall bear an interest at the rate of 22% per annum from the due date until the note is paid in full. The holder of the note shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Company. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61% multiplied by the market price of the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date.

In accordance with ASC 815-15, the Company analyzed the conversion option of the note for derivative accounting consideration. The Company determined that the conversion option of the note should be classified as a liability once the conversion option becomes effective after 180 days because there is no limit to the number of shares of common stock to be issued upon conversion of the note.

On September 9, 2015, Note I became convertible. On September 18, 2015, the debt holder converted $12,000 of the note into 230,769 common shares at a conversion price of $0.0520 per share. On September 25, 2015, the debt holder converted $15,000 of the note into 260,417 common shares at a conversion price of $0.0576 per share. On September 30, 2015, the debt holder converted $20,000 of the note into 316,456 common shares at a conversion price of $0.0632 per share. On October 7, 2015, the debt holder converted the remaining principal of $7,000 and the accrued interest in the amount of $2,160 into a total number of 152,667 shares at a conversion price of $0.0600. As of January 31, 2016, the balance payable on Note I of $54,000 and accrued interest of $2,160 were fully converted into common stock.

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

As of January 31, 2016, the balance payable on the convertible note was $215,753 representing the principal amount of $210,000 plus accrued interest of $5,753. The debt discount as of January 31, 2016 is $94,500.

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

Amortization of the debt discounts was recorded as a component of interest expense in the accompanying unaudited statements of operations and comprehensive loss. Amortization of debt discounts amounted to $105,000 and $169,500 for the three and nine months ended January 31, 2016, respectively. There was no amortization of debt discounts recorded for the three and months ended January 31, 2015. Contractual interest expense for the two convertible notes amounted to $7,262 and $0 for the nine months ended January 31, 2016 and 2015, respectively. Contractual interest expense for the two convertible notes amounted to $5,293 and $0 for the three months ended January 31, 2016 and 2015, respectively.

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

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of January 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES
Conversion option liability	$453,265	-	-	453,265

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Balance as of April 30, 2015	-
Fair value of embedded conversion option derivative liabilities at issuance charged to debt discounts	$254,000

Change in fair value of derivative liabilities	290,774
Reclassification of derivative liabilities to additional paid-in capital due to conversions	(91,509)
Balance as of January 31, 2016	$453,265

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

The fair value at the commitment and re-measurement dates for convertible notes that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the nine months ended January 31, 2016:

	Commitment Date	Re-measurement Date
Exercise price	$0.0328 - $0.0645	$0.0285 - $0.0632
Expected dividends	0%	0%
Expected volatility	197.12% - 203.24%	197.30% - 224.94%
Expected term	6 months - 9 months	6 months - 9 months
Risk free interest rate	0.13% - 0.26%	0.07% - 0.32%

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. Sean Tan was the Company’s Chief Executive Officer and director until August 10, 2015, when Sean Tan resigned and Douglas Thomas replaced his position. The loan from related parties bears no interest and has no fixed term of repayment. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert $120,000 of debt owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,714,286 shares of the Company’s common stock. As of January 31, 2016 and April 30, 2015, $nil and $120,000, respectively, was recorded as due to related parties.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s officer and director, to serve as the President and Chief Executive Officer of the Company. This contract was terminated effective August 10, 2015. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert the management fee payment of $128,000 owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,828,571 shares of the Company’s common stock. For the periods ended January 31, 2016 and April 30, 2015, the Company owed Mr. Tan $nil and $110,000, respectively.

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on the August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. The Company shall make monthly management fee payment of six thousand dollars ($6,000) to Thomas, in arrears, on the 25th day of each month and four million (4 million) common shares of the Company as engagement bonus remuneration. As of January 31, 2016 and April 30, 2015, the Company owed Mr. Thomas $61,000 and $43,000, respectively. The balance of $43,000 as of April 30, 2015 was included in accounts payable and accruals due to the fact that Mr. Thomas was not a related party until August 10, 2015.

On August 31, 2015, the Company entered into an agreement with Cherry Cai to serve as the financial controller of the Company commenced on September 1, 2015, and shall continue on a year-to-year basis until terminated by either party upon thirty days prior written notice to the other party. The Company shall make monthly fee payment of three thousand dollars ($3,000) to Cherry, in arrears, on 25th day of each month and issue one million shares of common stock of the Company; 500,000 shares were issued in September 2015 and balance of 500,000 shall be issued on September 1, 2016. As of January 31, 2016 and April 30, 2015, the Company owed Ms. Cai $3,188 and $nil, respectively.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of January 31, 2016, and April 30, 2015, were $ $247,476 and $382,152, respectively. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, as of January 31, 2016 and 2015, the Company owed the consultant $251,499 and $160,800 respectively for consulting services provided to the Company.

In September 2015, the Company advanced to Alex Liang, Chairman and director of the Company, $397 for the business operation purpose. As of January 31, 2016 and April 30, 2015, there was $nil due from this related party.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China. Lease commenced on October 1, 2013, and expires on September 30, 2017. The leased area is approximately 92 square meters (990 square feet).

The Company leases its corporate administration and sales office and coffee distribution located at 1329 Xikang Road, #110, Putuo District, Shanghai 200060, China. Lease commenced on January 16, 2016, and expires on January 31, 2017. The lease area is approximately 21.08 square meters (227 square feet).

The Company also leases a warehouse for its coffee roasting and manufacturing at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City, 313009, Zhejiang, China. The leased area is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 18, 2012, and expired on August 17, 2015. This lease was extended for additional six-month term, and expired on February 17, 2016. The lease was re-extended for additional three and half years’ term and now expires on August 17, 2019.

Total lease payments for the periods ended January 31, 2016 and 2015 were $16,170 and $26,983, respectively.

NOTE 10 – COMMON STOCK

At January 31, 2016, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 49,594,832 shares were issued and outstanding.

In June 2015, the Company issued 2,500,000 restricted shares of common stock at a price of $0.02 per share for cash proceeds of $50,000.

In August, 2015, the Company issued 4,000,000 restricted shares of common stock to the Chief Executive Officer of the Company at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $240,000. For the period ended January 31, 2016, $240,000 was expensed.

In August, 2015, the Company issued 1,100,000 restricted shares of common stock to a director (1,000,000) and to two employees (50,000 each) at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $66,000. For the period ended January 31, 2016, $66,000 was expensed.

In August, 2015, the Company in lieu of cash payment issued 3,542,857 shares of the Company’s common stock as payment in full for the outstanding debts of $248,000 owed to the former director and Chief Executive Officer. The shares were issued at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015.

In September, 2015, the Company issued 500,000 restricted shares of common stocks of the Company for consulting services valued at $0.085 per share or $42,500. For the period ended January 31, 2016, $42,500 was expensed.

In September, 2015, the Company issued 1,000,000 shares of common stock Company to a consultant at fair market price of $0.085 per share as payment for consulting fees. Total value of the services, valued at the fair market price, was $85,000. For the period ended January 31, 2016, $85,000 was expensed as consulting fees.

In September, 2015, the Company issued 1,000,000 shares of common stock the Company’s attorney at fair market price of $0.085 per share as payment for legal fees. Total value of the services, valued at the fair market price, was $85,000. For the period ended January 31, 2016, $85,000 was expensed as legal fees.

In September 2015, the Company issued 230,769, 260,417 and 316,456 restricted shares of common stocks of the Company for the conversion of $12,000, $15,000 and $20,000 of the Note I described in Note 6, respectively.

On October 5, 2015, the Company issued 152,667 restricted shares of common stocks of the Company for the conversion of the remaining principal of $7,000 and the accrued interest in the amount of $2,160 of Note I described in Note 6.

On October 1, 2015, the Company entered into an agreement with Carter, Terry & Company acting as the Company’s exclusive Financial Advisory Investment Bank and Placement Agent for an initial period of 60 days, and then reverting to a non-exclusive advisor for the next twelve consecutive (12) months. The Company agreed to issue 200,000 restricted shares of common stocks of the Company upon the execution of the agreement. Within two years’ period, the Company agreed on cash compensation fees subject to: a). 10 % of the amount up to $1,000,000; b). 8% up to 5,000,000 and c). 6% over 5,000,000 for any equity or hybrid equity capital raised and also agreed to pay restricted shares equal to 4% of capital raised by the closing price of the stock on the date of close. In October 2015, the Company issued 200,000 restricted shares of common stocks to Carter, Terry & Company valued at $0.11 per share. For the period ended January 31, 2016, $22,000 was expensed as consulting fees.

NOTE 11 – SUBSEQUENT EVENTS

On March 1, 2016, the Company entered into a definitive Purchase and Sale Agreement to acquire 100% of the issued and outstanding shares of a coffee roasting and wholesale company located in the United States. The acquisition is subject to receiving audited financial statements and a number of conditions stipulated in a letter of intent, including DTS8 completing and accepting the results of its due diligence investigation, and  a valuation opinion. Closing of the transaction is expected on or before August 1, 2016, subject to financing and receipt of 2015 audited financial statements from the target company. The purchase price for the acquisition is $4,500,000, in cash at closing, or, if the total amount is not paid in cash, $4,700,000 in cash and debt at closing. As of the date of this report, the Company was in the process of completing the due diligence.

On March 2, 2016, the Company issued a convertible note (Note III) in the amount of $73,000. The Note III is due together with any interest on December 4, 2016 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from March 2, 2016 until the Maturity Date. Any amount of principal or interest on the note which is not paid on the Maturity Date shall bear an interest at the rate of 22% per annum from the due date until the note is paid in full. The holder of the note shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Company. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 63% multiplied by the market price of the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date. As the filing date of this report, the funds have not been received.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the nine months ended January 31, 2016, our sales from fresh roasted coffee decreased by 5.4%, which is inconsistent with growth in revenue we experienced for the year ended April 30, 2015. We expect the decrease to be temporary in nature as we work through the management changes reported in our previous quarter. News sales initiatives have been introduced and expectations are for this to result in a return to our previously established revenue growth trend. Chinese consumers are now choosing coffee more by its origin country and flavor, rather than by brand, which is similar to the current trend of coffee consumption habits in Western countries. In China, the expanding coffee culture and the popularity of coffee shops in bigger cities is increasing the awareness and sale of fresh roasted coffee. Supplying gourmet, artisan roasted, coffees, fresh from our roaster located in Huzhou, positions us well in Shanghai to participate in the development and evolution of this new coffee drinking culture in all of China. Fresh, artisan roasted coffee is only available at a limited number of premium food service establishments. The opening of new coffee cafes and fast food restaurants has increased coffee sales in China due to the adoption of modern lifestyles and affluence within the country. The evolution in the taste and buying habits of Chinese consumers is creating opportunities for the continued development of a robust coffee market which bodes well for the Company’s future revenue growth.

Review of Operations

Sales for the nine months ended January 31, 2016 and 2015 were $255,882 compared to $270,572. The decrease of approximately 5.4% is attributable to a decrease in sales volume to existing and new wholesale customers. Cost of sales were $176,729 and $175,890, respectively, and our gross profits for the nine months ended January 31, 2016 and 2015, were $79,153 (31% of sales) $94,682 (35% of sales). The gross margin changes are due to the increased cost of sales resulting from increased raw coffee prices during the period while the occupancy costs remained at same level. Our general and administrative expenses were $872,793 and $615,164 during the nine months ended January 31, 2016, and 2015.

Our operating expenses for the nine months ended January 31, 2016 and 2015 were $897,062 and $634.939. The increase of $257,629 were mainly due to higher office and administration costs and shares issued at a fair market value of $540,500 for services which were comprised with $342,500 for management and director fees, $6,000 for wages & benefits, $107,000 for consulting fees and $85,000 for legal fees. Our marketing expenses were $24,222 and $19,775 during the nine months ended January 31, 2016 and 2015. Our losses for the nine months ended January 31, 2016 and 2015 were $1,305,252 and $540,257, respectively. Consequently, our accumulated loss to January 31, 2015 was $9,172,730.

Liquidity and Capital Resources

Provided below is selected financial data about us for the periods ended January 31, 2016 and April 30, 2015.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	January 31, 2016	April 30, 2015
Cash	$30,270	$85,665
Total assets	$141,984	$286,277
Total liabilities	$1,233,749	$1,067,286
Stockholders’ equity	$(1,091,765)	$(781,009)

As of January 31, 2016, we had $30,270 in cash, receivables of $50,600 and inventory of $7,136, while our accounts payable and accruals were $101,821 and due to related parties amount was $563,163 and the net value of our machinery, plant and equipment was $50,286. Our paid in capital was $8,028,775, and stockholders’ equity was ($1,091,765).  Since our inception on March 27, 2009, we have incurred an accumulated deficit of $9,172,730 and other comprehensive income from currency translations of $2,596.

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

During the period ended January 31, 2016, we financed our operations by selling shares of common stock and issued convertible promissory note. Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining equity financing for working capital. To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee-related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred material recurring losses from operations. As of January 31, 2016, we had an accumulated deficit, limited cash and unprofitable operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern. We plan to retain any cash we earn in order to develop our business.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest. No allowance for doubtful accounts was made during period based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As at January 31, 2016 and April 30, 2015, there was no allowance for doubtful accounts. We do not have any off-balance-sheet credit exposure related to our customers.

ITEM 3

QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, as of the end of the period covered by this Report, being January 31, 2016. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2015, we issued 4,00,000 restricted shares of common stock to an officer and  director of the Company pursuant to a management agreement dated at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $240,000.  For the period ended January 31, 2016, $240,000 was expensed as management fees. The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction to a director of the Company.

On August 24, 2015, we issued 1,1,00,000 restricted shares of common stock to a director and two employees of the Company at a fair market price of $0.06 per share as payment for management fees. Total value of the services, valued at the fair market price, was $66,000. For the period ended January 31, 2016, $66,000 was expensed as management fees.  The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction to a director and two employees of the Company.

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

On September 10, 2015, we issued 500,000 restricted shares of common stock to a consultant of the Company at a fair market price of $0.085 per share as payment for consulting fees. Total value of the services, valued at the fair market price, was $42,500. For the period ended January 31, 2016, $42,500 was expensed as consulting fees.  The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction and are exempt from registration as contained in Section 4(2) of the Securities Act.

On October 5, 2015, the Company issued 200,000 restricted shares of common stocks to Carter, Terry & Company valued at $0.11 per share. For the period ended January 31, 2016, $22,000 was expensed as consulting fees.

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

ITEM 3

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5

OTHER INFORMATION

Alexander Liang resigned as a director of DTS8 Coffee Company, Ltd. (“Company”) effective February 22, 2016. The form 8-K report was filed. Douglas Thomas, the sole director, serves as the Chairman, Chief Executive Officer, President and Chief Financial Officer.

As of the date of this Report, our management is unaware of any additional information to be reported on Form 8-K during the quarters ended January 31, 2016.

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
Douglas Thomas
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2016