Form 10-K
period 2016-04-30
DTS8 COFFEE COMPANY, LTD.
filed 2016-11-25
CIK 1499361

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: April 30, 2016

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

Yes [  ]    No [X]

As of October 31, 2015, there were 49,594,832 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 20,425,552 shares were held by non-affiliates of the registrant.  The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $1,531,916 based on the closing price of the Company’s common stock as quoted on the OTC Markets on that date. As of November 25, 2016, there were 63,928,163 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

11

Item 8   Financial Statements And Supplementary Data

14

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

34

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

ITEM 1

DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on March 27, 2009.  Effective January 22, 2013, we changed our name from Berkeley Coffee & Tea, Inc. to DTS8 Coffee Company, Ltd.  Our articles of incorporation authorized the issuance of 75,000,000 shares of common stock each at a par value of $0.001.  As of April 30, 2016, 52,336,499 shares of our common stock were issued and outstanding.

On April 30, 2012, we acquired one hundred percent (100%) of the issued and outstanding capital stock of DTS8 Holdings, a corporation organized and existing, since June 2008, under the laws of Hong Kong, People’s Republic of China, and which owns DTS8 Coffee, a wholly owned foreign subsidiary entity (“WOFE”) organized and existing in Shanghai under the laws of the People’s Republic of China. In March 2013, we completed the incorporation and licensing of DTS8 Huzhou, which is a wholly owned subsidiary of DTS8 Coffee Company Limited.

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

How to Communicate with Us

Our principal executive office is located at World Trade Center, 999 Canada Place, Suite 404, Vancouver, B.C. V6C 3E2, Canada and the telephone number is 1 (604) 641-1228. Our registered office is located at 2448 Meridian Blvd., Suite H, Minden, NV, USA, 89423 and that telephone number is (775) 360-3031. Our sales office is located at 1329 Xikang Road, #110, Putuo District, Shanghai 200060, China and the telephone number is 011-86-18101819011. Our electronic mail address is info@dts8coffee.com.

Our Business

Our core business revenue is derived from our coffee wholesale operations in China.  DTS8 Holdings, through its subsidiaries, DTS8 Coffee (Shanghai) Co. Ltd and DTS8 Coffee (Huzhou) Co. Ltd, is in the business of roasting, marketing and selling gourmet roasted coffee to customers in Shanghai and other parts of China.  We source coffee beans from around the world.  We sell several varieties of gourmet roasted coffee under the “DTS8 Coffee” label through distribution channels such as multi-location coffee shops, restaurants and offices in China.  As of April 30, 2016, approximately 90% of our revenue was derived from one customer.  However, we anticipate that our reliance on one customer will decline in the future as we obtain new customers and increase our revenue.

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

Principal Products

We believe that our products provide flavor and characteristics suited for Chinese consumers.  We choose our raw coffee beans for their richness in aroma and flavor from coffee producers throughout the world.  Our coffee beans are grown by farmers in Colombia, Brazil, Indonesia, Kenya, Guatemala, Papua New Guinea and Ethiopia.  Our coffees are available for sale in standard sizes of 250g, 500g, and 1kg.  In addition to our current three signature blends, we also sell Don Manuel and other blends under in-house labels.  We market our coffees in two main categories: gourmet whole bean and private label whole bean.  We also roast and market specific blends of roasted coffees on a private label basis.  These private label productions are based on individual arrangements with each customer.

Manufacturing

As of the date of this Report, we own and operate a coffee roasting factory in Nanxun Town, Huzhou, Zhejiang, China.  We use a Probat coffee roasting machine along with a profile roasting system to accurately program the coffee roasting curve by modifying heat levels that are applied at various intervals.  It enables the coffee’s degree of acidity or bitterness to be accurately controlled, and several taste profiles can also be created from the same green coffee blend.  We use packaging bags made with a “Freshness Valve” to allow for a one-way flow of air to ensure that the coffee maintains freshness and remains fresh for a longer period of time.

Coffee Bean Suppliers

Coffee is an agricultural crop that undergoes price fluctuations and quality differences depending on the weather and economic and political conditions in coffee-producing countries.  We purchase coffee from coffee brokers who supply us with quality green bean coffees from different countries. We depend upon outside trading companies and exporters for their supply of coffee. In order to maintain our coffee blends, we require a continuous supply of similar coffees.  Accordingly, we routinely negotiate with the exporters or trading companies to purchase coffee tied to the specific New York “C” futures coffee contract market prices for future deliveries of coffee.  The New York “C” futures coffee contract trades on the New York Coffee, Sugar & Cocoa Exchange.  The quality of the coffee is determined by testing the grades of coffee and by cup tasting for flavor.  We do not depend on any one broker/exporter to supply all of our coffee because a disruption in the supply from one broker/exporter may not be able to be remedied quickly or cost effectively.

Potential Customers in China of Roasted Coffee

The Chinese coffee market is characterized by a gradual shift in demand towards gourmet whole bean and ground coffee products away from instant coffee.  The trend towards discovering richer coffee taste can be seen in the current proliferation of coffee café’s across China.  The demand for better-quality and richer-tasting coffee is also increasing at home, work and restaurants. China continues to experience 15% to 20% annual growth in the consumption of coffee.  Led initially by Starbucks, consumers in China are learning to drink and appreciate coffee beverages.  As a result, more gourmet coffee cafe chain stores are opening all over China.  We offer consumers in China several varieties of gourmet coffees.  Our DTS8 Coffee is sold in coffee shops, restaurants and offices in China.  We sell high quality gourmet coffee to individual coffee shops which is roasted in small batches on a private label basis.

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

Government Regulations

As of the date of this Report, our management is unaware of any other federal or state laws and regulations in the United States that would apply to our operations and coffee business.  We have a Nevada State Business License that expires on March 31, 2017.

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

Employees

As of April 30, 2016, we had six (6) full time and four (4) part-time employees.

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

ITEM 1A

RISK FACTORS

Not applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2

PROPERTIES

Our sales office is located at Suite 110, 1379 Xikang Road, Putuo District, Shanghai 200060, China.  Lease commenced on January 16, 2016, and expires on January 31, 2017. The lease area is approximately 21.08 square meters (227 square feet).

A corporate office and coffee storage facility is located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  There are approximately 92 square meters (990 square feet) of warehouse space devoted to coffee storage, general corporate use, coffee sales and customer services.  Our current lease expires on September 30, 2017.

Our coffee roasting and manufacturing facility is located at 2nd Floor, 801 Jiahe Road, Nanxun Town, Huzhou City, 313009, Zhejiang, China.  There are approximately 1,041 square meters (11,205 square feet) of warehouse space for manufacturing, storage and general corporate use.  The facility is equipped with a Probat coffee roaster, a coffee cupping lab with espresso machine, coffee grinders and coffee brewers. Our current lease was extended for additional three and half years term and now expires on August 17, 2019.

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

Quarter	High	Low
2016 Fourth Quarter	$0.18	$0.03
2016 Third Quarter	$0.25	$0.03
2016 Second Quarter	$0.16	$0.05
201 6 First Quarter	$0.12	$0.05
2015 Fourth Quarter	$0.25	$0.08
2015 Third Quarter	$0.40	$0.09
2015 Second Quarter	$0.59	$0.14
2015 First Quarter	$0.25	$0.09

Holders

As of April 30, 2016, we had approximately 51 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 20, 2015, the Company issued two convertible promissory notes with same terms in a total amount of $210,000 with a discount of 5%. The proceeds of $200,000 of the note were not received until October 23, 2015. The note is due together with any interest on April 19, 2016 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 10% per annum from October 23, 2015 until the Maturity Date. The outstanding principal and interest at 120% may be redeemed within 90 days of closing and 130% after 90 days. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61% of the lowest daily volume weighted average price (“VWAP”) of the common stock during the 15 trading days prior to the conversion date. The note was issued in reliance on an exemption from the registration requirements of Rule 506 of Regulation D under the Securities Act. The cash proceeds were used for general working capital. In April 2016, the Company issued and 1,041,667 restricted shares of common stocks of the Company for the conversion of $25,000 of the Note II described in Note 14 of  the financial statement.

In March 2016, the Company issued 500,000 share of common stock to a consultant at fair market price of $0.145 per share as for consulting fees. Total value of the services, valued at the fair market price, was $72,500. For the year ended April 30, 2016, $72,500 was expensed as consulting fees. The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction to a consultant of the Company.

In April 2016, the Company issued 1,200,000 shares of common stock to the former chairman of the Company at fair market price of $0.042 per share as consulting fees. Total value of the services, valued at the fair market price, was $50,400. For the year ended April 30, 2016, $50,400 was expensed as consulting fee. The shares were issued with a restrictive legend, and the shares are exempt from registration as contained in Section 4(2) of the Securities Act based upon the fact that the shares were issued in a private transaction to a director of the Company.

Stock Repurchase

As of the date of this Report, we do not have any stock repurchase plan.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In China, the improving coffee culture and the popularity of coffee shops in bigger cities is increasing the awareness and sales of fresh roasted coffee.  As a roaster of gourmet coffee from several coffee producing countries, we are well positioned in, with our roasting facility in Huzhou to participate in the development and evolution of this new coffee drinking culture in China. Fresh roasted coffee is available only at a limited number of premium food service establishments and hotels. The opening of new coffee cafes and fast food restaurants has increased coffee sales in China, due to the adoption of a more modern, western influenced lifestyle, and affluence within the country.  The evolution in the taste and buying habits of Chinese consumers is creating the development of a robust coffee market.

For the year ended April 30, 2016, our revenue from fresh roasted coffee declined by 14.5%. This decrease in revenue is due to reduced wholesale sales to our customers during the year. We derive about 90% of revenue from one customer. To reduce the reliance on one customer; we have initiated marketing efforts to attract new customers for our roasted coffee products. Chinese consumers now choose coffee more by its original country and flavor instead of the coffee brand which is similar to the trend of coffee consumption habits in Western countries. On March 1, 2016 we executed a definitive agreement to acquire one hundred percent (100%) of the issued and outstanding shares of a private, U.S. coffee roasting company. The purchase price for the acquisition was $4,500,000 in cash at closing, or, if the total amount is not paid in cash, $4,700,000 in cash and debt at closing. As of the date of this Report, the agreement has expired and the acquisition has not been completed. On March 30, 2016, we announced that DTS8 Coffee was approved for listing in the 'Mergent Manuals' and news reports allowing the trading of DTS8 Coffee securities in secondary markets while delivering maximum corporate visibility to the investment community.

During the year, we moved the sales office in Shanghai to assist with increased marketing initiatives and we again participated with the Canadian Chamber of Commerce of Shanghai to celebrate Canada Day in Shanghai as an “in-kind” sponsor.   Our marketing efforts, combined with the growth of gourmet coffee shop chains in Shanghai, China, are expected to increase the sales of our fresh roasted coffee.  The combination of the Don Manuel and DTS8 Coffee brands allows for additional growth opportunities of our business into select channels of distribution in China and other geographic territories.

Review of Operations for the Years Ended April 30, 2016  and April 30, 2015

Results of Operations

Revenue for the year ended April 30, 2016 and 2015, were $315,302 and $368,977.  The decline in revenue of $53,675 (14.5%) was due to a general decrease in sales volume throughout the year to our existing customers.  Cost of sales were $213,710 and $241,316, respectively, and our gross margins for the years ended April 30, 2016 and 2015, were $101,592 (32.2% of sales) and $127,661 ((34.6% of sales).  The gross margin decline in 2016 year was due to the decreased sales during the year and decreased cost of sales due to lower level of inventory on hand and lower raw coffee prices.  In 2015, the gross margin was higher resulting from lower cost of sales due to lower raw coffee prices.

Our general and administrative expenses were $1,203,783 and $828,430 during the years ended April 30, 2016 and 2015. Our expenses for the year ended April 30, 2016 increased as we expensed $743,400 in professional fees and management fees in 2016, being the fair market price for the issuance of 9,500,000 shares of common stock, whereas in 2015, we expensed $339,000 in professional fees and management fees, being the fair market price for the issuance of 2,220,000 shares of common stock.  For the years ended April 30, 2016 and 2015, we incurred convertible note payable interest expenses of $277,110 and $651, respectively. On the convertible notes payable of $258,000 we recorded a derivative liability expense of $171,804 and other expenses of $19,500.  For the year ended April 30, 2015, a goodwill impairment adjustment of $3,010,758 was expensed as we concluded that such a charge was reasonable following the occurrence of events indicating that goodwill had been impaired.  Our marketing expenses were $30,490 and $26,498 during the years ended April 30, 2016 and 2015.  In 2015, we disposed of fixed assets and realized a gain on disposal of $1,015.  During the year ended April 30, 2015, we terminated our 19% equity interest in a joint venture company, Don

Manuel (Shanghai) Investment Management Co. Ltd., incorporated to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China. The $55,000 we paid for the initial investment was written off as loss on investment.

Our losses for the years ended April 30, 2016 and 2015 were $1,607,980 and $3,794,691, respectively, and our currency translation adjustments resulted in a gain of $13,419 and a loss of $1,113, respectively. Consequently, our comprehensive losses for the years ended April 30, 2016 and 2015 were 1,594,561 and $3,795,804.  For the year ended April 30, 2016, our net loss per share for was $0.04 per share on 45,413,158 weighted average basic and diluted shares compared to a loss of $0.12 per share on 32,973,473 weighted average basic and diluted shares for the year ended April 30, 2015.

Liquidity and Capital Resources

Provided below is selected financial data about us for the years ended April 30, 2016 and 2015.  Our financial statements and notes thereto are included in this Report under “Financial Statements”.

	April 30, 2016	April 30, 2015
Cash	$28,866	$85,665
Total assets	$142,672	$286,277
Total liabilities	$1,263,484	$1,067,286
Stockholders’ equity deficit	$1,120,812	$781,009

As of April 30, 2016, we had $28,866 in cash, receivables of $45,697, inventory of $11,496 and prepaid expenses of $9,761, while our accounts payable and accruals were $89,102, loans from related parties were $622,776 and we had convertible notes payable of $258,000. The net value of our machinery, plant and equipment was $46,852. Our paid in capital was $8,294,622 and shareholders’ equity deficit was $1,120,812. Since our inception on March 27, 2009, we have incurred accumulated losses of $9,475,458 and our other comprehensive income from currency translations was $7,688 as of April 30, 2016.

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

During the year ended April 30, 2016, we financed our operations by selling shares of common stock in private transactions and borrowing under the convertible notes.  Our ability to continue with our business is subject to our ability to continue generating additional revenue and obtaining additional equity financing to fund our working capital.  To fund our ongoing operations, we may be forced to find alternate sources of financing, which at this time cannot be assured.

As of the date of this Report, we have not incurred any coffee related research and development expenses and do not plan to incur any research or development expenses in the future.

Going Concern

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred material recurring losses from operations.  As of April 30, 2016, we had an accumulated deficit, limited cash and unprofitable operations.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is contingent upon our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis.  Any failure to generate revenue and profits will raise substantial doubt about our ability to continue as a going concern.  We plan to retain any cash we earn in order to develop our business.

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

Receivables

Trade accounts receivable are recorded at the net realizable value and do not bear interest.  No allowance for doubtful accounts was made during the years ended April 30, 2016 and 2015, based on management’s best estimate of the amount of probable credit losses in existing accounts receivable.  We evaluate our allowance for doubtful accounts based upon knowledge of our customers and their compliance with credit terms. The evaluation process includes a review of customers' accounts on a regular basis.  The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible.  As at April 30, 2016, and 2015, there was no allowance for doubtful accounts.   We do not have any off-balance-sheet credit exposure related to our customers.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DTS8 COFFEE COMPANY, LTD.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of April 30, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2016 and 2015

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended April 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DTS8 Coffee Company, Ltd.

Shanghai, China

We have audited the accompanying consolidated balance sheets of DTS8 Coffee Company, Ltd. and its subsidiaries (collectively, the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DTS8 Coffee Company, Ltd. and its subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 25, 2016

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

		April 30, 2016		April 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$	$ 28,866	$	$ 85,665
Accounts receivable		45,697		78,551
Prepaid expenses		9,761		9,004
Inventories		11,496		58,150
Total Current Assets		95,820		231,370

Property, plant and equipment, net		46,852		54,907
TOTAL ASSETS	$	$ 142,672	$	$ 286,277

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accruals	$	$ 89,102	$	$ 240,334
Convertible notes payable, net		258,000		54,000
Derivative liabilities		293,606	-	-
Due to related parties		622,776		772,952
Total Current Liabilities		1,263,484		1,067,286
TOTAL LIABILITIES		1,263,484		1,067,286
STOCKHOLDERS’ DEFICIT
Common stock, 75,000,000 shares authorized, $0.001 par value; 52,336,499 and 34,791,666 shares issued and outstanding as of April 30, 2016 and 2015, respectively		52,336		34,791
Additional paid in capital		8,294,622		7,057,409
Accumulated deficit		(9,475,458)		(7,867,478)
Accumulated other comprehensive income (loss)		7,688		(5,731)
TOTAL STOCKHOLDERS’ DEFICIT		(1,120,812)		(781,009)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$	$ 142,672	$	$ 286,277

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended April 30, 2016		Year Ended April 30, 2015

REVENUE
Sales	$	$ 315,302	$	$ 368,977
Cost of sales		213,710		241,316
Gross profit		101,592		127,661

OPERATING EXPENSES
Goodwill impairment		-		3,010,758
Loss on disposal of fixed assets		47		1,015
Marketing expenses		30,490		26,498
General and administrative expenses		1,203,783		828,430
TOTAL OPERATING EXPENSES		1,234,320		3,866,701

LOSS FROM OPERATIONS		(1,132,728)		(3,739,040)
Loss on investment in joint venture		-		55,000
Interest expense		277,110		651
Change in fair value of derivative liabilities		171,804		-
Other expenses		26,338		-
TOTAL OTHER EXPENSES		475,252		55,651
NET LOSS		$(1,607,980)		$(3,794,691)

OTHER COMPREHENSIVE INCOME（LOSS）
Foreign currency translation loss adjustments		13,419		(1,113)
TOTAL COMPREHENSIVE LOSS	$	$ (1,594,561)	$	$ (3,795,804)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	$ (0.04)	$	$ (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		45,413,158		32,973,473

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Number of Shares		Amount		Additional Paid-In Capital		Accumulated Other Comprehensive Loss		Accumulated Deficit		Total Stockholders' Deficit
Balance as of April 30, 2014	30,708,333		$ 30,708		$ 6,442,992		$ (4,618)		$ (4,072,787)		$ 2,396,295
Stock issued for services at $0.16 per share	1,000,000		1,000		159,000						160,000
Stock issued for cash at $0.15 per share	1,863,333		1,863		277,637						279,500
Stock issued for services at $0.31 per share	300,000		300		92,700						93,000
Stock issued for services at $0.15 per share	120,000		120		17,880						18,000
Stock issued for services at $0.085 per share	800,000		800		67,200						68.000
Foreign currency translation adjustment							(1,113)				(1,113)
Net loss for the year ended April 30, 2015									(3,794,691)		(3,794,691)
Balance as of April 30, 2015	34,791,666		34,791		7,057,409		(5,731)		(7,867,478)		(781,009)
Shares issued for cash	2,500,000		2,500		47,500		-		-		50,000
Shares issued for services	9,500,000		9,500		733,900		-		-		743,400
Share issued for the settlement of related party debt and payables	3,542,857		3,543		244,457		-		-		248,000
Conversion of convertible notes	2,001,976		2,002		79,158		-				81,160
Net loss for the year ended April 30, 2016	-		-		-		-		(1,607,980)		(1,607,980)
Foreign currency translation adjustments	-		-		-		13,419		-		13,419
Reclassification of derivative liabilities to additional paid-in capital	-		-		132,198		-		-		132,198
Balance as of April 30, 2016	52,336,499	$	$ 52,336	$	$ 8,294,622	$	$ 7,688	$	$ (9,475,458)	$	$ (1,120,812)

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended April 30, 2016		Year Ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	$ (1,607,980)	$	$ (3,794,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		14,872		16,527
Amortization of debt discount		264,000		-
Change in fair value of derivative liabilities		171,804		-
Stock-based compensation		743,400		339,000
Loss on disposal of fixed asset		47		1,015
Loss on investment in joint venture		-		55,000
Goodwill impairment		-		3,010,758
Changes in operating assets and liabilities:
Accounts receivable		29,145		(8,477)
Prepaid expenses		(1,259)		(481)
Inventories		44,290		(21,128)
Due to related parties		143,668		50,191
Accounts payable and accruals		(140,752)		134,474
NET CASH USED IN OPERATING ACTIVITIES		(338,765)		(217,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(9,997)		(177)
Cash paid for investment in joint venture		-		(55,000)
Proceeds from disposal of fixed assets		117		-
NET CASH USED IN INVESTING ACTIVITIES		(9,880)		(55,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash		50,000		279,500
Proceeds from convertible note		273,000		54,000
Proceeds from related parties		97,381		-
Repayments to related parties		(122,800)		(13,170)
NET CASH PROVIDED BY FINANCING ACTIVITIES		297,581		320,330
Effect of exchange rate changes on cash and cash equivalents		(5,735)		4,985
NET INCREASE (DECREASE) IN CASH		(56,799)		52,326
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		85,665		33,339
CASH AND CASH EQUIVALENTS AT END OF YEAR	$	$ 28,866	$	$ 85,665

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Income taxes paid		$-		$-
Interest paid		$-		$-
Non-cash investing and financing activities:
Shares issued for conversion of notes and accrued interests		81,160		-
Shares issued for the settlement of related party debt and payables		248,000		-
Debt discount from derivative liabilities		254,000		-
Reclassification of derivative liabilities to additional paid-in capital		132,198

The accompanying notes are an integral part of these audited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016 AND 2015

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

DTS8 Holdings, through its subsidiaries DTS8 Coffee and DTS8 Huzhou, is a gourmet coffee roasting, marketing and wholesale distribution company. The Company’s office and coffee storage facility is located in Shanghai, China, and its coffee roasting facility is located in Nanxun Town, Huzhou, Zhejiang Province, China. The Company is in the business of roasting, marketing and selling artisan roasted coffee to customers in Shanghai and other parts of China. It sells artisan roasted coffee under the “DTS8 Coffee” label and other labels through distribution channels that reach consumers at restaurants, multi-location coffee shops, and offices.

NOTE 2 – BASIS OF PRESENTATION

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for annual financial information and with the instructions to Form 10-K and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the years presented.

The accompanying consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the years ended April 30, 2016, and 2015, for inclusion in the Company’s Form 10-K for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has incurred material losses from operations. At April 30, 2016, the Company had a working capital deficit of $1,167,664 in addition to limited cash, limited revenue and unprofitable operations. For the fiscal year ended April 30, 2016, the Company sustained net losses and generated negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.

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

Basis of Preparation

The accompanying consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the years ended April 30, 2016 and 2015, and have been prepared in accordance with US GAAP.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of April 30, 2016 and 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable if necessary.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2016 and 2015, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. No allowance for doubtful accounts was made during the years ended April 30, 2016 and 2015, based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of April 30, 2016 and 2015, there was no allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the years ended April 30, 2016 and 2015.

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

The Company has determined that certain convertible notes covered by these financial statements qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “ Derivatives and Hedging – Contracts in an Entity’s Own Stock”. See Note 14 for more details.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the years ended April 30, 2016 and 2015, the Company did not incur any advertising costs.

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

Adjustments resulting from the translation or RMB to USD are included in accumulated other comprehensive income (loss) in stockholders’ deficit.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
Year ended April 30, 2016	6.4589	6.3504
Year ended April 30, 2015	6.1137	6.1454

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments, such as convertible note payable, unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the years ended April 30, 2016 and 2015.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. The amendment is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. These amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 5 – INVENTORY

Inventories consist of the following:

	April 30, 2016	April 30, 2015
Raw materials - Green beans	$6,770	45,245
Finished products - Roasted coffee	3,551	7,053
Packing products	1,175	5,852
Total	$11,496	58,150

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment and accumulated depreciation:

	April 30, 2016	April 30, 2015
Machinery	$92,715	97,450
Production equipment	4,606	4,906
Office equipment	10,212	12,424
Leasehold improvements	26,785	17,992
Less accumulated depreciation	(87,466)	(78,365)
	$46,852	54,907

Depreciation expenses were $14,872 and $16,527 in the years ended April 30, 2016 and 2015, respectively.

NOTE 7 – GOODWILL

On April 30, 2012, the Company’s acquisition of DTS8 Holdings resulted in recording of goodwill of $4,402,737. As detailed in ASC 350 “Intangibles-Goodwill”, the Company tests for goodwill impairment at end of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of the assets exceeds its fair value and may not be recoverable. On April 30, 2015, in accordance with ASC 350-20-35-3A, the Company performed a test for goodwill impairment. Management completed a qualitative analysis to determine whether it was more likely than not that the fair value of a reporting entity is less than its carrying amount, including goodwill. To complete this review, management followed the steps in ASC 350-20-35-3C to evaluate the fair value of the goodwill. As part of management’s review of the goodwill and on the understanding that examples included in ASC 350-20-35-3C are not exhaustive lists of items that should be considered, management considered all known events, and circumstances that could trigger an impairment of goodwill. Management concluded that events rose indicating impairment of the goodwill during the years ended April 30, 2015. The general economic conditions in Shanghai, China, are considered positive. However, the events indicating impairment included the Company’s inability to raise large public or private equity financing in the United States. The Company’s ability to access capital to fund its business operations remained weak and challenging during the years ended April 30, 2015. The differing cultures, consumer preferences, corruption, anti-Chinese sentiments, diverse uncertain government regulations, tax systems and currency regulations are business risks impacting the Company’s current operations. In addition, there are no assurance that the Company will be able to obtain additional new license, permits or other approvals on a cost-effective basis or in a timely manner to prevent disruption to its business and operations in Huzhou and Shanghai, China. In addition, the Company has limited revenue and accumulated losses. It requires working capital to fund its business, and be successful in generating increased revenue. Accordingly, based on a qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount of the goodwill. Management carried the second step of the impairment testing procedure. It included determining the recoverable amount, book value and fair value of the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.  Based on this evaluation, the recorded goodwill value exceeded the implied value of the goodwill. Accordingly, management recognized $3,010,758 of goodwill impairment loss for the year ended April 30, 2015. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates.

Changes in the carrying amount of the goodwill for the years ended April 30, 2016 and 2015 are as follows:

April 30, 2014	Goodwill, net of impairment	$3,010,758
	Impairment charge for the year ended April 30, 2015	(3,010,758)
April 30, 2015	Goodwill, net of impairment	$-
	Impairment charge for the year ended April 30, 2016	-
April 30, 2016	Goodwill, net of impairment	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. Sean Tan was the Company’s Chief Executive Officer and director until August 10, 2015, when Sean Tan resigned and Douglas Thomas replaced his position. As of April 30, 2015, $120,000 due to Sean Tan was included in due from related parties. The loan bears no interest and has no fixed term of repayment. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert $120,000 of debt owed by the Company, at the price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,714,286 shares of the Company’s common stock.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s former officer and director, to serve as the President and Chief Executive Officer of the Company. This contract was terminated effective August 10, 2015. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert the management fee payment of $128,000 owed by the Company, at the price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,828,571 shares of the Company’s common stock. As of April 30, 2016 and April 30, 2015, $nil and $110,000 of management fees was owed to Mr. Tan, respectively.

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on the August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. The Company shall make a monthly management fee payment of $6,000 to Mr. Thomas, in arrears, on the 25th day of each month and 4 million restricted common shares of the Company as engagement bonus remuneration. As of April 30, 2016 and April 30, 2015, the Company owed Mr. Thomas $118,549 and $43,000, respectively. The balance of $43,000 as of April 30, 2015 was included in accounts payable and accruals due to the fact that Mr. Thomas was not a related party until August 10, 2015.

On August 31, 2015, the Company entered into an agreement with Cherry Cai to serve as the financial controller of the Company commenced on September 1, 2015, and shall continue on a year-to-year basis until terminated by either party upon thirty days prior written notice to the other party. The Company shall make monthly fee payment of $3,000 to Cherry, in arrears, on 25th day of each month and issue 1 million shares of common stock of the Company. 500,000 shares were issued in September 2015 and balance of 500,000 shares was to be issued on September 1, 2016.  As of the date of this Report, the Company has deferred the issuance the 500,000 shares to a later date.  As of April 30, 2016 and April 30, 2015, the Company owed Ms. Cai $1,700 and $nil, respectively.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of April 30, 2016, and 2015, were $251,027 and $382,152, respectively. During the year ended April 30, 2016, the Company paid $110,700 towards the outstanding loan payable.  The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the years ended April 30, 2016 and 2015, the Company owed the consultant $251,500 and $160,800, respectively, for consulting services provided to the Company. Accordingly, as of April 30, 2016 and 2015, the total loans and consulting fees owed to this consultant totaled $502,527 and $542,952.

During the year ended April 30, 2016, the Company made reimbursement to Alex Liang, the Company’s former Chairman and director, $7,503 for the consultant fee and travel expenses incurred for business operation purpose. As of April 30, 2016 and April 30, 2015, there was $nil due to this related party.

Also see Note 10 for common stock issued to related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office and coffee distribution and storage facility located at Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai 201812, China.  A new lease commenced on October 1, 2013, and expires on September 30, 2017. The leased area is approximately 92 square meters (990 square feet).

The Company leases its corporate administration and sales office and coffee distribution located at 1379 Xikang Road, #110, Putuo District, Shanghai 200060, China. Lease commenced on January 16, 2016 and expires on January 31, 2017. The lease area is approximately 21.08 square meters (227 square feet).

The Company also leases a warehouse for its coffee roasting and manufacturing at 801 Jiahe Road, 2nd Floor, Nanxun Town, Huzhou City, 313009, Zhejiang, China. The leased area is approximately 1,041 square meters (11,205 square feet). The lease commenced on August 18, 2012, and expired on August 17, 2015. This lease was extended for additional three and half years expiring on August 17, 2019.

Total lease payments for the years ended April 30, 2016 and 2015 were $30,795 and $27,534, respectively. Future lease payments required subsequent to April 30, 2016, are as follows:

Years	Amount
April 30, 2017	$33,718
April 30, 2018	$31,140
April 30, 2019	$32,281

NOTE 10 – COMMON STOCK

At April 30, 2016, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 52,336,499 shares were issued and outstanding.

In June 2015, the Company issued 2,500,000 restricted shares of common stock at a price of $0.02 per share for cash proceeds of $50,000.

In August, 2015, the Company issued 4,000,000 restricted shares of common stock to the Chief Executive Officer of the Company at a price of $0.06 per share as payment for management fees. Total value of the services, valued using the closing stock price on the issuance date, was $240,000. For the year ended April 30, 2016, $240,000 was expensed.

In August, 2015, the Company issued 1,100,000 restricted shares of common stock to Alex Liang, its former Chairman and director (1,000,000) and to two employees (50,000 each) at a price of $0.06 per share as payment for engagement bonus remuneration fees. Total value of the services, valued using the closing stock price on the issuance date, was $66,000. For the year ended April 30, 2016, $66,000 was expensed.

In August 2015, the Company in lieu of cash payment issued 3,542,857 shares of the Company’s common stock as payment in full for the outstanding debts of $248,000 owed to the former director and the former Chief Executive Officer. The shares were issued at the price of $0.07 per share, being the closing stock price at August 28, 2015.

In September, 2015, the Company issued 500,000 restricted shares of common stock of the Company to its financial controller at $0.085 per share or $42,500. For the year ended April 30, 2016, $42,500 was expensed.

In September, 2015, the Company issued 1,000,000 shares of common stock Company to a consultant at price of $0.125 per share as payment for consulting fees. Total value of the services, valued at the fair market price on the issuance date, was $125,000. For the year ended April 30, 2016, $125,000 was expensed as consulting fees.

In September, 2015, the Company issued 1,000,000 shares of common stock to the Company’s attorney at price of $0.125 per share as payment for legal fees. Total value of the services, valued at the fair market price on the issuance date, was $125,000. For the year ended April 30, 2016, $125,000 was expensed as legal fees.

In September 2015, the Company issued 230,769, 260,417 and 316,456 restricted shares of common stock of the Company for the conversion of $12,000, $15,000 and $20,000 of the Note I described in Note 14, respectively.

On October 5, 2015, the Company issued 152,667 restricted shares of common stock of the Company for the conversion of the remaining principal of $7,000 and the accrued interest in the amount of $2,160 of Note I described in Note 14.

On October 1, 2015, the Company entered into an agreement with Carter, Terry & Company acting as the Company’s exclusive Financial Advisory Investment Bank and Placement Agent for an initial period of 60 days, and then reverting to a non-exclusive advisor for the next twelve consecutive (12) months. The Company agreed to issue 200,000 restricted shares of common stocks of the Company upon the execution of the agreement. Within two years period, the Company agreed on cash compensation fees subject to: a). 10 % of the amount up to $1,000,000; b). 8% up to 5,000,000 and c). 6% over 5,000,000 for any equity or hybrid equity capital raised and also agreed to pay restricted shares equal to 4% of capital raised by the closing price of the stock on the date of close. In October 2015, the Company issued 200,000 restricted shares of common stock to Carter, Terry & Company at price of $0.11 per share as payment for consulting fees. Total value of the services, valued at the fair market price on the issuance date, was $22,000. For the year ended April 30, 2016, $22,000 was expensed as consulting fees.

In March 2016, the Company issued 500,000 share of common stock to a consultant at price of $0.145 per share for consulting fees. Total value of the services, valued at the fair market price on the issuance date, was $72,500. For the year ended April 30, 2016, $72,500 was expensed as consulting fees.

In April 2016, the Company issued 1,200,000 shares of common stock to Alex Liang, the Company’s former Chairman and director at price of $0.042 per share for previous service provided to the Company before his resignation. Total value of the services, valued at the fair market price on the issuance date, was $50,400. For the year ended April 30, 2016, $50,400 was expensed as consulting fee.

In April 2016, the Company issued 1,041,667 restricted shares of common stock of the Company for the conversion of $25,000 of the Note II described in Note 14.

NOTE 11 – CONCENTRATION RISK

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

As of April 30, 2016, approximately 90% of the Company’s revenue and 96% of the accounts receivables were derived from one customer. The Company anticipates that the reliance on one customer will decline in the future as it obtains new customers and increases its revenue.

NOTE 12 – INCOME TAXES

United States

DTS8 Coffee Company, Ltd. was incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended April 30, 2016 and 2015.

Hong Kong

DTS8 Holdings was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. For the years ended April 30, 2016 and 2015, no provision for Hong Kong tax has been made as DTS8 Holdings has no taxable income generated from operations in Hong Kong during the year.

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

As of April 30, 2016 and 2015, the Company was still in loss position; therefore no deferred tax liability was recognized related to the undistributed earnings subject to withholding tax.

	Year Ended April 30,
	2016	2015
Deferred tax assets
Net operating loss carrying forward	$9,710	$51,422
Total deferred tax assets	9,710	51,422
Valuation allowance	(9,710)	(51,422)
Net deferred tax assets	$-	$-

Net operating loss carry forward of the Company, amounted to $38,839 and $205,745 for the years ended April 30, 2016 and 2015, respectively. The net operating loss carry forwards are available to be utilized against future taxable income for years through calendar year 2021. In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income, and tax planning strategies in making this assessment. As of April 30, 2016 and 2015, deferred income tax assets represented the operating loss carry forward of the Company’s subsidiaries, DTS8 Coffee and DTS8 Huzhou. Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. Therefore, a full valuation allowance has been provided against the Company’s deferred income tax assets as of April 30, 2016 and 2015.

The Company accumulated losses for the years ended April 30, 2016 and 2015; therefore no tax provision was provided. The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	Year Ended April 30,
	2016	2015

U.S. Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Changes in valuation allowance for DTA	(25%)	(25%)
Effective tax rate	0%	0%

NOTE 13 – INVESTMENT IN JOINT VENTURE COMPANY

Effective June 10, 2014, the Company owned a 19% equity interest in a joint venture company, Don Manuel (Shanghai) Investment Management Co. Ltd. (the “JV Company”), established in the Shanghai Tax Free Zone, to own, manage and operate Café De La Don Manuel branded coffee cafes throughout China. The agreement governing the creation and operation of the JV Company was dated May 27, 2014 and was valid until May 27, 2025. The registered capital of the JV Company is RMB 5 million (approximately $830,000). The Company’s share of the cash investment was $162,800 for the 19% equity interest. The Company paid $55,000 and the balance of $107,800 was payable in installments. The first café of the JV Company opened in October 2014 in the Bund area of Shanghai. Effective April 30, 2015, the Company relinquished its 19% equity interest in the JV Company due to disagreement with the JV Company shareholders. In addition, the Company forfeited $55,000 it paid as initial equity contribution. There are no additional payments to be made by the Company. For the years ended April 30, 2016 and 2015, the Company recorded $Nil and $55,000 as loss on investment in joint venture.

NOTE 14 – CONVERTIBLE NOTE

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

On September 9, 2015, Note I became convertible. On September 18, 2015, the debt holder converted $12,000 of the note into 230,769 common shares at a conversion price of $0.0520 per share. On September 25, 2015, the debt holder converted $15,000 of the note into 260,417 common shares at a conversion price of $0.0576 per share. On September 30, 2015, the debt holder converted $20,000 of the note into 316,456 common shares at a conversion price of $0.0632 per share. On October 7, 2015, the debt holder converted the remaining principal of $7,000 and the accrued interest in the amount of $2,160 into a total number of 152,667 shares at a conversion price of $0.0600. As of April 30, 2016, the Note I of $54,000 and accrued interest of $2,160 were fully converted into 960,309 shares of the Company’s common stock.

On October 20, 2015, the Company issued two convertible promissory notes with same terms in a total amount of $210,000 (collectively, Note II) with a discount of 5%. The proceeds of $200,000 of the note were not received until October 23, 2015. The note is due together with any interest on April 19, 2016 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 10% per annum from October 23, 2015 until the Maturity Date. The outstanding principal and interest at 120% may be redeemed within 90 days of closing and 130% after 90 days. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 61% of the lowest daily volume weighted average price (“VWAP”) of the common stock during the 15 trading days prior to the conversion date. Upon default, the debt holder shall have the right to convert the note into shares of common stock at an alternative conversion price equal to 50% of the lowest daily VWAP of the common stock during the 20 trading days prior to the conversion date. All overdue accrued and unpaid interest to be paid shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which shall accrue daily from the date such interest is due through and including the date of actual payment in full.

On October 20, 2015, Note II became convertible. On April 25, 2016, the debt holder converted $25,000 of the note into 1,041,667 common shares at a conversion price of $0.0240 per share. As of April 30, 2016, the balance payable on Note II of $185,000 and accrued interest of $10,897 was convertible.

As described in Note 4, the embedded conversion feature for both Note I and Note II qualified for liability classification at fair value. As a result, the Company recorded debt discounts resulting from derivative liabilities of $54,000 to Note I and $200,000 to Note II at the dates the notes became convertible. Due to the excess of the fair value of derivative liabilities over the principal of the notes on the day when the notes became convertible, the Company recorded loss on derivative liabilities in the amount of $292,718. This amount was included in change in fair value of derivative liabilities. In addition, the Company amortized the balance of debt discount of $54,000 associated to the exercise of the conversion option of Note I, and amortized the balance of debt discount of $200,000 over the life of Note II.

Amortization of the debt discounts was recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss. Amortization of debt discounts amounted to $254,000 and $0 for the years ended April 30, 2016 and 2015, respectively. Contractual interest expense for the two convertible notes amounted to $13,110 and $651 for the years ended April 30, 2016 and 2015, respectively.

On March 2, 2016, the Company issued a convertible note (Note III) in the amount of $73,000. The Note III is due together with any interest on December 4, 2016 (the “Maturity Date”). The Company has to pay interest on the unpaid principal balance of the note at the rate of 8% per annum from March 2, 2016 until the Maturity Date. Any amount of principal or interest on the note which is not paid on the Maturity Date shall bear an interest at the rate of 22% per annum from the due date until the note is paid in full. The holder of the note shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Company. The conversion price shall equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, 63% multiplied by the market price of the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date. The note became convertible 180 days after its issuance on March 2, 2016 which was August 29, 2016.

As of April 30, 2016, the balance payable on the convertible notes was $258,000 representing the amounts owed for Note II of $185,000 and Note III of $73,000, respectively. The debt discount was nil as of April 30, 2016.

NOTE 15 – DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company issued convertible notes and the conversion option embedded in the convertible notes contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815 (see Note 15). The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date when it becomes effective and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of April 30, 2016. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES
Conversion option liability	$293,606	-	-	293,606

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Balance as of April 30, 2015	-
Fair value of embedded conversion option derivative liabilities at issuance charged to debt discounts	$254,000
Change in fair value of derivative liabilities	171,804
Reclassification of derivative liabilities to additional paid-in capital due to conversions	(132,198)
Balance as of April 30, 2016	$293,606

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

The fair value at the commitment and re-measurement dates for convertible notes that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the nine months ended April 30, 2016:

	Commitment Date	Re-measurement Date
Exercise price	$0.0328 - $0.0645	$0.0285 - $0.0632
Expected dividends	0%	0%
Expected volatility	197.12% - 203.24%	197.30% - 270.20%
Expected term	5 months - 9 months	5 months - 9 months
Risk free interest rate	0.13% - 0.26%	0.07% - 0.32%

NOTE 16 – SUBSEQUENT EVENTS

On March 1, 2016, the Company entered into a definitive Purchase and Sale Agreement to acquire 100% of the issued and outstanding shares of a coffee roasting and wholesale company located in the United States. Closing of the transaction is expected on or before August 1, 2016, which is defined as closing date in the agreement, subject to financing and receipt of 2015 audited financial statements and a number of conditions from the target company. The purchase price for the acquisition is $4,500,000, in cash at closing, or, if the total amount is not paid in cash, $4,700,000 in cash and debt at closing. As of the filing date of this report, the Company has not closed on the transaction.

In May 2016, the Company issued 2,591,664 shares of common stock of the Company for the conversion of $50,000 of the Note II as described in Note 14 above. Under Note II a total of $75,000 was converted into 3,633,331 common shares of the Company.  The remaining balance of Note II of $184,275 including accrued interest was paid in cash on May 24, 2016.

On May 23, 2016, the Company entered into a loan agreement with Thomas Prasil Trust U/A/D November 26, 2003, in the principal amount of $185,000, due and payable in full on November 20, 2016.  The loan bears an annual interest rate of 20%. The Company paid a loan fee of 3,000,000 shares of common stock of the Company which was issued on May 25, 2016.

On June 1, 2016, the Company entered into a financial consultant agreement with a consultant and agreed to pay a fee of 1,000,000 shares of common stock of the Company based on the agreement, which were issued on June 1, 2016.

On August 5, 2016, the Company entered into a marketing service agreement with Emerging Markets Consulting and agreed to pay a fee of 5,000,000 shares of common stock of the Company based on the agreement, which were issued on August 6, 2016.

On September 21, 2016, the Company entered into a second loan agreement with Thomas Prasil Trust U/A/D November 26, 2003 in principal of $50,000, due and payable in full on December 31, 2016. The loan bears an annual interest rate of 20%. The Company agreed to pay a loan fee of 800,000 shares of common stock of the Company which was not issued as of the date of this Report.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report, April 30, 2016 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2016, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting as of April 30, 2016 was not effective. Our management identified the following material weaknesses in our internal control over financial reporting:

(i)

Inadequate segregation of duties;

(ii)

Lack of a functioning audit committee and outside directors on the Company's board of directors

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, the systems can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

As of October 24, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control of financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation our management concluded that our internal control over financial reporting has material weaknesses mainly due to the fact we have a sole director.

The matter involving internal controls and procedures that the Company’s’ management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls.

We have established a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Financial Controller and the Company’s corporate legal counsel and will form an Audit Committee made up of independent directors to be appointed when funding permits. We will then establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the review of our financial statements as of April 30, 2016. Management believes that the material weakness identified above did not influence the Company's financial results. However, management believes that inadequate segregation of duties and lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures in the Company's determination to its financial statements for future years.

We are committed to improving internal control over financial reporting.  As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company.

In addition, we will appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Board of Directors, resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures.

Management believes that the appointment of outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and the lack of a majority of outside directors on the Company's Board.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the material weakness. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Set forth below is the name and age of each of our directors and executive officers as of April 30, 2016, together with all positions and offices held by them, the term of office and the period during which they have served.  All directors hold office for one year or until their successors are elected or appointed at the next annual meeting of our shareholders.  Our officers are appointed by our board of directors and hold office until their resignation or removal from office. The names, ages and positions of our directors and executive officers as of April 30, 2016, are as follows:

NAME	AGE	POSITION	APPOINTED	TERM
Doug Thomas	62	President, Chief Executive Officer, Chief Financial Officers, Secretary, Treasurer, Principal Accounting Officers, Director	August 10, 2015	One year
Sean Tan	50	Former President, Former Chief Executive Officer, Former Chief Financial Officer, Secretary, Treasurer, Former Principal Accounting Officer, Director	March 27, 2009 (inception)	Resigned August 10, 2015
Alexander Liang	51	Former Chairman and Director	January 20, 2012	Resigned February 22, 2016

The following is a brief account of the education and business experience during the past five years of our directors and officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Douglas Thomas, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director

As our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer, Mr. Thomas is responsible for the general direction of our business development including day-to-day management of business affairs.

Mr. Thomas has worked for the past twenty-five years as an independent marketing consultant and brings   extensive worldwide oilfield marketing and sales experience to the Company.  Mr. Thomas has worked on delivery of marketing initiatives of manufactured products and introduced new oilfield products to markets in North and South America, Russia, China and Australia.  From August, 2007 to February 2011, Mr. Thomas was a director, President and Chief Executive Officer of a reporting issuer, Rival Technologies, Inc. Mr. Thomas was appointed to the DTS8 Coffee board on August 10, 2015.

Significant Employees

As of April 30, 2016, we did not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships among directors or executive officers.

Involvement in Certain Legal Proceedings

Mr. Thomas has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity.

None of our directors or officers has filed any bankruptcy petition.

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

Our Code of Business Conduct and Ethics was filed with the SEC as an Exhibit to our Registration Statement on Form S-1.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request directed to: DTS8 Coffee Company, Ltd., World Trade Center, 999 Canada Place, Suite 404, Vancouver, B.C. V6C 3E2 Canada.  Our telephone number is 1 604 641 1228 and our electronic mail address is info@dts8coffee.com.

Board of Directors

As of the date of this Report, we have only one director, Mr. Douglas Thomas, on our board. The director is not considered to be independent as he is also the president, chief executive officer, chief financial officer, secretary, treasurer of the Company. In the future, we plan to appoint additional independent directors to our board and committees. Our directors are reimbursed for expenses, if any, for attendance at meetings of the board of directors.  Our board of directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.   Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly

Audit Committee

As sole director, Mr. Thomas performs the function of an audit committee and is not considered to be independent.  We will appoint additional independent directors to our board and committees in the future.  We do not have any independent board members on our audit committee who are financial experts.  We do not have an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.

Corporate Governance

As of the date of this Report, no material changes were made to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge based on the available information as of April 30, 2016, all our executive officers and directors and persons who own more than 10% of a registered class of our equity securities filed all Section 16(a) reports with the SEC in a timely manner and provided us with copies of initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, 5 and amendments thereto respectively in accordance with the requirements of the Section 16(a) of the Exchange Act.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding our officers, directors and employees' annual and long-term compensation for the fiscal years ended April 30, 2016, and 2015.  For the year ended April 30, 2016, Douglas Thomas, our Chief Executive Officer, was paid monthly management fees of $6,000 commencing August 2015.  We do not currently have any employment related benefits, such as health or life insurance, available for our officers, directors and employees.  Our directors, officers and employees do not currently receive any long-term compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Douglas Thomas, President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer and Director	2016 2015	$24,000 $24,000	0 0	0 0	0 0	0 0	0 0	0 $240,000 (1)	$24,000 $264,000
Sean Tan Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer and Director	2016 2015	0 $24,000	0 0	0 0	0 0	0 0	0 0	0 0	$0 $24,000

(1)

In August 2015, we issued 4,000,000 restricted shares of common stock to Mr. Thomas  at a fair market price of $0.06 per share as payment for management fees. Total value of the fees, valued at the fair market price, was $240,000.

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date.

No remuneration is proposed to be paid in the future either directly or indirectly by us to any officer or director.

Employment Agreements

On August 10, 2015, the Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas will perform such duties customarily performed by the President, Chief Executive Officer, Chief Financial Officer and Secretary, and such other duties as reasonably requested by the Chairman or the Board of Directors of the Company. These duties will include, but not be limited to, signing SEC filings and certifications required by the Sarbanes-Oxley Act. It is understood that Mr. Thomas has other business interests and responsibilities, but that he does not anticipate any significant time conflicts. Mr. Thomas will not accept any significant new engagements and will devote the time and attention necessary to fulfill these duties to the Company. Mr. Thomas’s engagement commences on the August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party.  The Company shall make monthly management fee payment of six thousand dollars ($6,000) to Thomas, in arrears, on the 25th day of each month and four million (4 million) common shares of the Company as engagement bonus remuneration.  In August 2015, we issued 4,000,000 restricted shares of common stock to Mr. Thomas at a fair market price of $0.06 per share as payment for management fees. Total value of the fees, valued at the fair market price, was $240,000.

Compensation of Directors

The members of our board of directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.  As of the date of this Report, there are no other agreements or arrangements in place for the amount of annual compensation that our directors will receive in the future.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Douglas Thomas	$ 0	0	0	0	0	0	$ 0
Alexander Liang (former Chairman and Director)	$ 0	0	0	0	0	50,400 (1)	$50,400

(1)

In April 2016, we issued 1,200,000 restricted shares of common stock to Mr. Liang at a fair market price of $0.042 per share as payment for consulting services. Total value of the services, valued at the fair market price, was $50,400.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2016, with respect to the beneficial ownership of our common stock by (1) each director, (2) each executive officer, (3) each significant employee, (4) our directors and officers as a group, (5) and each person known by us to own beneficially more than 5% of our common stock.  Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has, or shares, the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.  More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 52,336,499 outstanding shares of our common stock as of April 30, 2016.

Class of Stock	Name of Beneficial Owner	Number of Common Shares	Percentage of Class
Common shares	Douglas Thomas(3), President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director	5,000,000 (3)	9.56%
Common shares	Sean Tan (1) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director	3,542,857 (1)	6.77%
Common shares	Alexander Liang (2) Former Chairman, Director	3,000,000 (2)	5.73%
	Officers and Directors as a Group	11,542,857	22.06%

(1)

Sean Tan,  Building B, #439, Jinyuan Ba Lu, Jiangqiao Town, Jiading District, Shanghai, 201812, China,.

(2)

Alexander Liang,  c/o DTS8 Coffee Company Ltd. Suite H, 2248 Meridian Blvd., Minden, Nevada 89423.

(3)

Douglas Thomas,  #304, 5158 – 48 Avenue, Delta, B.C. V4K 5B6

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

Upon the acquisition of DTS8 Holdings on April 30, 2012, the Company assumed a loan from Sean Tan to DTS8 Holdings. Sean Tan was the Company’s Chief Executive Officer and director until August 10, 2015, when Sean Tan resigned and Douglas Thomas replaced his position. The loan from related parties bears no interest and has no fixed term of repayment. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert $120,000 of debt owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,714,286 shares of the Company’s common stock. As of April 30, 2016 and April 30, 2015, $nil and $120,000, respectively, was recorded as due to related parties.

On March 31, 2011, the Company entered into a management agreement with Sean Tan, the Company’s former officer and director, to serve as the President and Chief Executive Officer of the Company. This contract was terminated effective August 10, 2015. The Company entered into a debt settlement agreement dated August 28, 2015 with Sean Tan to convert the management fee payment of $128,000 owed by the Company, at the fair market price of $0.07 per share, being the closing stock price at August 28, 2015, for a total of 1,828,571 shares of the Company’s common stock. As of April 30, 2016 and April 30, 2015, $nil and $110,000 of management fees was owed to Mr. Tan, respectively.

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on the August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon sixty days prior written notice to the other party. The Company shall make a monthly management fee payment of six thousand dollars ($6,000) to Thomas, in arrears, on the 25th day of each month and four million (4 million) restricted common shares of the Company as engagement bonus remuneration. As of April 30, 2016 and April 30, 2015, the Company owed Mr. Thomas $118,549 and $43,000, respectively. The balance of $43,000 as of April 30, 2015 was included in accounts payable and accruals due to the fact that Mr. Thomas was not a related party until August 10, 2015.

On August 31, 2015, the Company entered into an agreement with Cherry Cai to serve as the financial controller of the Company commenced on September 1, 2015, and shall continue on a year-to-year basis until terminated by either party upon thirty days prior written notice to the other party. The Company shall make monthly fee payment of three thousand dollars ($3,000) to Cherry, in arrears, on 25th day of each month and issue one million shares of common stock of the Company; 500,000 shares were issued in September 2015 and balance of 500,000 shares was to be issued on September 1, 2016.  As of the date of this Report, the Company has differed the issuance the 500,000 shares to a later date.  As of April 30, 2016 and April 30, 2015, the Company owed Ms. Cai $1,700 and $nil, respectively.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. The amounts owed, as loan payable, as of April 30, 2016, and 2015, were $251,027 and $382,152, respectively. During the year ended April 30, 2016, the Company paid $110,700 towards the outstanding loan payable. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the years ended April 30, 2016 and 2015, the Company owed the consultant $251,500 and $160,800 respectively for consulting services provided to the Company. Accordingly, as of April 30, 2016 and 2015, the total loans and consulting fees owed to the consultant totaled $502,527 and $542,952.

During the year ended April 30, 2016, the Company made reimbursement to Alex Liang, the Company’s former Chairman and director, $7,503 for the consultant fee and travel expenses incurred for business operation purposes. As of April 30, 2016, and April 30, 2015, there was $nil due to this related party.

On August 10, 2015, the Company issued 1,000,000 restricted shares of common stock to Alex Liang, the Company’s former Chairman and director at a price of $0.06 per share for service rendered to the Company. Total value of the services, valued using the closing stock price on the issuance date, was $60,000. For the year ended April 30, 2016, $66,000 was expensed as consulting fee.

On April 15, 2016, the Company issued 1,200,000 shares of common stock to Alex Liang, the Company’s former Chairman and director at price of $0.042 per share for previous service provided to the Company before his resignation. Total value of the services, valued at the fair market price on the issuance date, was $50,400. For the year ended April 30, 2016, $50,400 was expensed as consulting fee.

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

Director Independence

As of the date of this Report, we have one director on our board, Douglas Thomas, whom is not considered to be independent.  We plan to appoint additional independent directors to our board and committees in the future.  We do not have any independent board members or an audit committee considered to be financial experts.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our auditor for services rendered during the fiscal years ended April 30, 2016 and 2015, are set forth in the table below:

Fee Category	Fiscal year ended April 30, 2016	Fiscal year ended April 30, 2015

Audit fees (1)	$42,000	$42,000
Audit-related fees (2)	$27,000	$24,000
Tax fees (3)
All other fees (4)	$4,928	-
Total fees	$73,928	$66,000

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

Date:  November 25, 2016

DTS8 COFFEE COMPANY, LTD.

By  /s/ Douglas Thomas

Name: Douglas Thomas

Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas Thomas	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer, Director	November 25, 2016
Douglas Thomas