Form 10-Q
period 2016-07-31
DTS8 COFFEE COMPANY, LTD.
filed 2019-10-28
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number: 000-54493

DTS8 COFFEE COMPANY, LTD.

(Exact name of registrant as specified in its charter)

Nevada	80-0385523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 300 – 1055 West Hastings Street

Vancouver, British Columbia, Canada V6E 2E9

(Address of principal executive offices) (Zip Code)

(604) 609-6163

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSURS:

As of October 28, 2019, the registrant’s outstanding common stock consisted of 73,318,993 shares.

2

PART I – FINANCIAL INFORMATION

All references in this report to “we”, “us”, “our” and the “Company” are to DTS8 Coffee Company, Ltd., unless otherwise indicated.

All currency references in this report are to U.S. dollars unless otherwise indicated.

Forward-Looking Statements

This report contains forward-looking statements that involve risk and uncertainties. We use forward-looking statements that you can identify by words or terminology such as “may”, “should”, “could”, “predict”, “potential”, “continue”, “expect”, “anticipate”, “future”, “intend”, “plan”, “believe”, “estimate” and similar expressions (or the negative of these expressions). Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical fact included in this report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, transportation and pricing factors, are forward-looking statements. Actual results, levels of activity, performance, achievements and events may vary materially from those implied by the forward-looking statements.

Forward-looking statements are based on our current beliefs, expectations and assumptions. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions; changes in business conditions; fluctuations in consumer demand; the availability and costs of raw materials; increased competition; our lack of successful operating history; our history of continued losses; our inability to successfully implement our business plan; concentration of single product and sales; lack of significant industry experience; our inability to hire, train and retain qualified personnel; our inability to acquire customers; and natural disasters, adverse weather conditions, diseases, political and social instability in countries where we source raw materials. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto.

Except for our ongoing obligations to disclose material information under Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

3

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2016

Item 1. Financial Statements.

4

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2016	April 30, 2016
ASSETS
Cash and cash equivalents	$1,251	$7,275
Prepaid expenses	23,385	525
TOTAL ASSETS	24,636	7,800

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accruals	$39,257	$78,952
Loans payable	167,713	-
Convertible notes payable, net	75,176	258,000
Derivative liabilities	38,367	293,606
Total Current Liabilities	320,513	630,558
Loans payable	$508,777	$371,749
Due to related parties	148,749	-
Liabilities held for sale	-	126,305

TOTAL LIABILITIES	978,039	1,128,612
STOCKHOLDERS’ DEFICIT
Common stock, 75,000,000 shares authorized, $0.001 par value; 58,928,163 and 52,336,499 shares issued and outstanding as of July 31, 2016 and April 30, 2016, respectively	58,928	52,336
Additional paid in capital	8,460,392	8,294,622
Accumulated deficit	(9,472,723)	(9,475,458)
Accumulated other comprehensive income (loss)	-	7,688
TOTAL STOCKHOLDERS’ DEFICIT	(953,403)	(1,120,812)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$24,636	$7,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended July 31, 2016 Unaudited	Three Months Ended July 31, 2015 Unaudited

OPERATING EXPENSES
General and administrative expenses	30,461	73,176
TOTAL OPERATING EXPENSES	30,461	73,176

LOSS FROM OPERATIONS	(30,461)	(73,176)
Interest expense	40,647	1,087
Change in fair value of derivative liabilities	(190,877)	-
TOTAL OTHER INCOME (EXPENSES)	150,230	(1,087)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS $	119,769	(74,263)
NET LOSS ON DISCONTINUED OPERATIONS	(117,034)	(4,566)
NET INCOME (LOSS)	$2,735	$(78,829)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	-	60
	$2,735	$78,769
BASIC AND DILUTED NET LOSS PER COMMON SHARE $
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	58,239,952	35,661,231

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

DTS8 COFFEE COMPANY, LTD.

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit
Balance as of April 30, 2015	34,791,666	$34,791	$7,057,409	$(5,731)	$(7,867,478)	$(781,009)

Shares issued for cash	2,500,000	2,500	47,500	-	-	50,000
Shares issued for services	9,500,000	9,500	733,900	-	-	743,400
Share issued for the settlement of related party debt and payables	3,542,857	3,543	244,457	-	-	248,000
Conversion of convertible notes	2,001,976	2,002	79,158	-		81,160
Net loss for the year ended April 30, 2016	-	-	-	-	(1,607,980)	(1,607,980)
Foreign currency translation adjustments	-	-	-	13,419	-	13,419
Reclassification of derivative liabilities to additional paid-in capital	-	-	132,198	-	-	132,198
Balance as of April 30, 2016	52,336,499	$52,336	$8,294,622	$7,688	$(9,475,458)	$(1,120,812)

Shares issued for services	1,000,000	1,000	27,000	-	-	28,000
Shares issued for the settlement of related party debt and payables	3,000,000	3,000	27,000			30,000
Conversion of convertible notes	2,591,664	2,592	47,408			50,000
Foreign currency translation adjustment from discontinued operations	-	-	-	(7,688)	-	(7,688)
Net income for the three months ended July 31, 2016	-	-	-	-	2,735	2,735
Reclassification of derivative liabilities to additional paid-in capital	-	-	64,362	-	-	64,362

Balance as of July 31, 2016	58,928,163	$58,928	$8,460,392	$-	$(9,472,723)	$(953,403)

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31, 2016 Unaudited	Three Months Ended July 31, 2015 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations
Net Income (loss) from continuing operations	$119,769	$(74,263)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in fair value of derivative liabilities	(190,877)	-
Financing costs	5,718	-
Accrued interest on loans	6,995	-
Shares issued for services	4,615	-
Changes in operating assets and liabilities:
Prepaid expenses	525	-
Due to related parties	-	49,500
Accounts payable and accruals	(39,695)	(26,074)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(92,950)	(50,837)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Shares issued for cash	-	50,000
Proceeds (repayments) of convertible notes	(132,824)	-
Proceeds (repayments) of related parties	28,500	(103,207)
Proceeds from notes payable	191,250	-
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	86,926	(53,207)

CASH FLOW FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) discontinued operating activities	(117,034)	28,755
Net cash provided by (used in) discontinued investing activities	117,034	120
NET CASH USED BY DISCONTINUED OPERATIONS	-	28,875

NET INCREASE (DECREASE) IN CASH	(6,024)	(75,169)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,275	85,665
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,251	$10,496

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Shares issued for conversion of notes and accrued interests	50,000	-
Shares issued for services	28,000	-
Reclassification of derivative liabilities to additional paid-in capital	64,362	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

DTS8 Coffee Company, Ltd. (the “Company”) was incorporated in the State of Nevada on March 27, 2009 under the name Berkeley Coffee & Tea, Inc. On April 30, 2012, the Company acquired 100% of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing under the laws of Hong Kong, and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China.

In March 2013, the Company established a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”) in Huzhou, Zhejiang Province, China. DTS8 Huzhou is a coffee roaster equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China. Effective May 1, 2016, the Company disposed of its former wholly-owned subsidiaries in China and incurred a loss in the amount of $117,034 to the statement of operations and comprehensive loss.

The Company’s head office is located at Suite 300, 1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9.

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for annual financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the years presented.

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the period ended July 31, 2016, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has disposed of the majority of its assets, incurred material losses from operations and has an accumulated deficit. At July 31, 2016, the Company had a working capital deficit of $295,877 in addition to limited cash, no revenue and disposition of its operations. For the three months ended July 31, 2016, the Company sustained net losses and generated negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and there is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the three months ended July 31, 2016, and have been prepared in accordance with US GAAP.

Basis of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company, and its former direct and indirect wholly-owned subsidiaries DTS8 Holdings, DTS8 Coffee and DTS8 (Huzhou). All significant inter-company transactions and balances were eliminated upon consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, bank indebtedness and accounts receivable. During the period ended July 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the United States of America, which management believes aren’t of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary. As of July 31, 2016, the Company had no accounts receivable.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2016 and April 30, 2016, cash and cash equivalents consist of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of July 31, 2016 and April 30, 2016, there was no allowance for doubtful accounts. Based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company does not have any off-balance-sheet credit exposure related to its customers. As of July 31, 2016, from the disposition of its operations during the year, the Company had no accounts receivable.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Inventories principally consist of green coffee beans, roasted coffee beans and packing supplies. As of July 31, 2016, from the disposition of its operations during the year, the Company had no inventory.

Property and Equipment

Property and equipment are recorded at cost. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over their estimated useful lives as set out below. Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

	Useful life	Residue value
Machinery equipment	10 years	10%
Office equipment	5 years	10%
Production equipment	5 years	10%
Vehicles	4 years	10%
Leasehold Improvements	3 years	0%

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the period ended July 31, 2016.

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

The Company has determined that certain convertible notes covered by these financial statements qualifies as derivative financial instruments under the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. See Note 13 for more details.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

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

For cash, cash equivalents, bank indebtedness, accounts receivables, prepaid expenses, and accounts payable and accruals, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the period ended July 31, 2016, the Company did not incur any advertising costs.

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

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

Foreign Currency Translation

The Company’s functional and reporting currency is United States dollars (“USD”). The functional currency of the Company’s former wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China was Chinese currency Renminbi (“RMB”). Since RMB is not freely convertible into foreign currencies, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

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

For financial reporting purposes, the financial statements of the Company’s former wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China were maintained in RMB and translated into USD. Balance sheet accounts with the exception of equity were translated using the closing exchange rate in effect at the balance sheet date, income and expense accounts were translated using the average exchange rate prevailing during the reporting period and the equity accounts were stated at their historical exchange rate.

Adjustments resulting from the translation or RMB to USD are included in accumulated other comprehensive income (loss) in stockholders’ deficit.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
July 31, 2016	6.6322	6.5564
April 30, 2016	6.4589	6.3504

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments, such as convertible note payable, unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the periods ended July 31, 2016 and 2015.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for nonemployee share-based payments, aligning it more closely with the accounting for employee awards. These changes become effective for the Company’s fiscal year beginning January 1, 2019. Early application is permitted. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, which addresses the transfer to noncustomers of nonfinancial assets or ownership interests in consolidated subsidiaries that do not constitute a business and the contribution of nonfinancial assets that are not a business to a joint venture or other noncontrolled investee. These changes become effective for the Company’s fiscal year beginning January 1, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. These changes become effective for the Company’s fiscal year beginning January 1, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning January 1, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In July, 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. These changes become effective for the Company’s fiscal year beginning after December 15, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which provides guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning January 1, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

Recently Issued Accounting Pronouncements (Continued…)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning January 1, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which has subsequently been amended to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” become effective for the Company’s fiscal year beginning January 1, 2018. At this time, the Company does not expect this standard to affect the Company’s financial position, results of operations or cash flows and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not expected to have a material impact on the Company’s present or future financial statements.

NOTE 5 – INVENTORY

The Company’s former wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China owned inventory. As the Company’s foreign operations were disposed of effective May 1, 2016, inventories were $Nil for the period ended July 31, 2016. See Note 14 for the inventory total as of July 31, 2016.

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s former wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China owned property and equipment. As the Company’s foreign operations were disposed of on May 1, 2016, property and equipment was $Nil for the period ended July 31, 2016. The depreciation expenses were $Nil and $3,943 for the three months ended July 31, 2016 and 2015, respectively. See Note 14 for the property and equipment as of July 31, 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on August 10, 2015, and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The Company shall make a monthly management fee payment of $6,000 to Mr. Thomas, in arrears, on the 25th day of each month and issue 4,000,000 restricted common shares of the Company as engagement bonus remuneration. As of July 31, 2016 and April 30, 2016, the Company owed Mr. Thomas $136,549 and $118,548, respectively. On June 13, 2017, Mr. Thomas resigned as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and thereby ceased to be a related party.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED…)

On August 31, 2015, the Company entered into an agreement with Cherry Cai to serve as the financial controller of the Company. Ms. Cai’s engagement commenced on September 1, 2015, and shall continue on a year-to-year basis until terminated by either party upon 30 days prior written notice to the other party. The Company shall make monthly fee payment of $3,000 to Ms. Cai, in arrears, on 25th day of each month and issue 1,000,000 shares of common stock of the Company to Ms. Cai. 500,000 shares were issued in September 2015 and balance of 500,000 shares was to be issued on September 1, 2016. As of July 31, 2016, the Company has deferred the issuance of the 500,000 shares to a later date. As of July 31, 2016, and April 30, 2016, the Company owed Ms. Cai $12,200 and $1,700, respectively.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. Upon the disposition of DTS8 Holdings and its operations, the Company retained the loan payable of $251,027. The amounts owed, as a loan payable, as of July 31, 2016, and April 30, 2016, were $251,027. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the periods ended July 31, 2016 and April 30, 2016, the Company owed the consultant $257,750 and $251,500, respectively, for consulting services provided to the Company. Accordingly, as of July 31, 2016 and April 30, 2016, the total loans and consulting fees owed to this consultant totaled $508,777 and $371,749.

On May 23, 2016, the Company entered into a loan agreement with Thomas Prasil Trust U/A/D November 26, 2003, in the principal amount of $185,000, due and payable in full on November 20, 2016. The loan bears an annual interest rate of 20%. The Company paid a loan fee of 3,000,000 shares of common stock which was issued on May 25, 2016.

Also see Note 9 for common stock issued to related parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company disposed of its subsidiaries and operations effective May 1, 2016 and as such does not have any leased properties or commitments as of July 31, 2016.

NOTE 9 – COMMON STOCK

At July 31, 2016, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 58,928,163 shares were issued and outstanding.

In May 2016, the Company issued 1,121,076 and 1,470,588 restricted shares of common stock for the conversion of principal of $50,000 of Note II described in Note 12.

In May 2016, the Company issued 3,000,000 restricted shares of common stock at a price of $0.01 per share for cash proceeds of $185,000 from a related party. The Company also reserved 800,000 restricted shares of common stock to be issued as a loan fee. As of July 31, 2016, the shares have still not been issued.

In June 2016, the Company issued 1,000,000 restricted shares of common stock to a consultant at a price of $0.028 per share for consulting fees. Total value of the services valued at the fair market price on the issuance date was $28,000. For the three months ended July 31, 2016, $4,615 was expensed as consulting fees.

NOTE 10 – CONCENTRATION RISK

The Company disposed of its subsidiaries and its operations on May 1, 2016 and as such does not have any concentrations of risk that would adversely affect the Company’s operations for the period ended July 31, 2016.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 11 – LOANS PAYABLE

As of July 31, 2016, the loans payable consisted of the following:

	July 31, 2016	April 30, 2016
Unsecured, interest at 20% per annum, due May 20, 2017 (1)	$167,713	$-
Unsecured, non-interest bearing, due on demand with no repayment in the next 12 months	508,777	371,749
	652,208	371,749
Current portion	(167,713)	-
Long-term portion	$508,777	$371,749

(1)	Amount is net of unamortized debt issuance costs of $24,282 as of July 31, 2016.

NOTE 12 – CONVERTIBLE NOTES

On March 6, 2015, the Company issued a convertible note (“Note I”) in the amount of $54,000. Note I was due together with any interest on December 10, 2015 (the “Maturity Date”). The Company was required to pay interest on the unpaid principal balance of Note I at the rate of 8% per annum from March 10, 2015, until the Maturity Date. Any amount of principal or interest which was not paid on the Maturity Date bore interest at the rate of 22% per annum from the due date until the note was paid in full. The holder of Note I had the right from time to time, and at any time during the period beginning on the date which was 180 days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock of the Company. The conversion price was equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, to 61% multiplied by the market price of the average of the lowest three trading prices for the Company’s common stock during the 10 trading days prior to the conversion date.

In accordance with ASC 815-15, the Company analyzed the conversion option of the note for derivative accounting consideration. The Company determined that the conversion option of the note should be classified as a liability once the conversion option becomes effective after 180 days because there is no limit to the number of shares of common stock to be issued upon conversion of the note.

On September 9, 2015, Note I became convertible. On September 18, 2015, the debt holder converted $12,000 of the note into 230,769 shares of the Company’s common stock at a price of $0.0520 per share. On September 25, 2015, the debt holder converted $15,000 of the note into 260,417 shares of the Company’s common stock at a price of $0.0576 per share. On September 30, 2015, the debt holder converted $20,000 of the note into 316,456 shares of the Company’s common stock at a price of $0.0632 per share. On July 7, 2015, the debt holder converted the remaining principal of $7,000 and the accrued interest in the amount of $2,160 into a total of 152,667 shares of the Company’s common stock at a price of $0.0600. As of April 30, 2016, the principal amount of Note I of $54,000 and accrued interest of $2,160 were fully converted into 960,309 shares of the Company’s common stock. As of July 31, 2016, the balance payable on Note I was $Nil.

On July 20, 2015, the Company issued two convertible promissory notes (collectively, “Note II”) with the same terms in the total amount of $210,000 with a discount of 5%. The net proceeds of $200,000 were not received until July 23, 2015. Note II was due, together with any interest, on April 19, 2016 (the “Second Maturity Date”). The Company was required to pay interest on the unpaid principal balance of Note II at the rate of 10% per annum from July 23, 2015 until the Second Maturity Date. The outstanding principal and interest at 120% could be redeemed within 90 days of closing and 130% after 90 days. The conversion price was equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, to 61% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days prior to the conversion date. Upon default, the holder of Note II had the right to convert Note II into shares of the Company’s common stock at an alternative conversion price equal to 50% of the lowest daily VWAP of the common stock during the 20 trading days prior to the conversion date. All overdue accrued and unpaid interest to be paid entailed a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which accrued daily from the date such interest was due through and including the date of actual payment in full.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 12 – CONVERTIBLE NOTES (CONTINUED…)

On July 20, 2015, Note II became convertible. On April 25, 2016, the holder of Note II converted $25,000 of the note into 1,041,667 shares of the Company’s common stock at a price of $0.0240 per share. On May 6, 2016, the debt holder converted $25,000 of the note into 1,121,076 shares of the Company’s common stock at a price of $0.022 per share. On May 16, 2016, the debt holder converted $25,000 of the note into 1,470,588 shares of the Company’s common stock at a price of $0.017 per share. The Company paid the remaining balance of principal and interest in the amount of $184,275 on May 24, 2016. As of July 31, 2016, the balance payable on Note II was $Nil.

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

Amortization of the debt discounts was recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss. Amortization of debt discounts amounted to $0 and $254,000 for the periods ended July 31, 2016 and April 30, 2016, respectively. Contractual interest expense for the two convertible notes amounted to $33,476 and $13,110 for the periods ended July 31, 2016 and April 30, 2016, respectively.

On March 2, 2016, the Company issued a convertible note (“Note III”) in the amount of $73,000. Note III was due together with any interest on December 4, 2016 (the “Third Maturity Date”). The Company is required to pay interest on the unpaid principal balance of Note III at the rate of 8% per annum from March 2, 2016 until the Third Maturity Date. Any amount of principal or interest which was not paid on the Maturity Date bears interest at the rate of 22% per annum from the due date until the note is paid in full. The holder of Note III has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of Note III and ending on the later of: (i) the Third Maturity Date and (ii) the date of payment of the note, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of Note III into fully paid and non-assessable shares of the Company’s common stock. The conversion price is equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, to 63% multiplied by the market price of the average of the lowest three trading prices for the Company’s common stock during the 10 trading days prior to the conversion date. The note became convertible 180 days after its issuance on March 2, 2016 which was August 29, 2016.

As of April 30, 2016, the balance payable on the convertible notes was $258,000 representing the amounts owed for Note II of $185,000 and Note III of $73,000, respectively. As of July 31, 2016, the balance payable on the convertible notes was $73,000 representing the amount owed for Note III. The debt discount was $Nil as of July 31, 2016 and April 30, 2016. Contractual interest expense for Note III amounted to $2,176 and $Nil for the periods ended July 31, 2016 and April 30, 2016, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company issued convertible notes and the conversion option embedded in the convertible notes contains no explicit limit to the number of shares to be issued upon settlement and as a result is classified as a liability under ASC 815. The Company accounted for the embedded conversion option in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion options as liability at the date when it becomes effective and to record changes in fair value relating to the conversion option liability in the statement of operations and comprehensive income as of each subsequent balance sheet date. The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of July 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES
Conversion option liability	$38,367	-	-	38,367

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 13 – DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENT (CONTINUED…)

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Balance as of April 30, 2016	-
Fair value of embedded conversion option derivative liabilities at issuance charged to debt discounts	$293,606
Change in fair value of derivative liabilities	(190,876)
Reclassification of derivative liabilities to additional paid-in capital due to conversions	(64,362)
Balance as of July 31, 2016	$38,367

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

The fair value at the commitment and re-measurement dates for convertible notes that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the three months ended July 31, 2016:

	Commitment Date	Re-measurement Date
Exercise price	$0.0431 - $0.0712	$0.013 - $0.0441
Expected dividends	0%	0%
Expected volatility	197.12% - 213.77%	255.36% - 283.47%
Expected term	5 months - 9 months	5 months - 9 months
Risk free interest rate	0.13% - 0.58%	0.38% - 0.83%

NOTE 14 – LIABILITIES HELD FOR SALE & DISCONTINUED OPERATIONS

Effective May 1, 2016, the Company disposed of its former direct and indirect wholly-owned subsidiaries and operations in the People’s Republic of China, DTS8 Coffee, DTS8 Huzhou, and DTS8 Holdings. The Company forgave all outstanding receivables form the subsidiaries and assumed a loan in the amount of $251,027 (see Note 7).

The following table provides additional information with respect to the loss on disposal of the subsidiaries

Consideration on disposal of subsidiaries and discontinued operations	$-

Less net assets (liabilities) of subsidiaries and discontinued operations:
Cash	21,591
Accounts receivable	45,697
Inventories	11,496
Prepaid expenses	9,236
Property and equipment	46,852
Accounts payable and accrued liabilities	(11,569)
Taxes receivable	1,419
Loans payable	(251,027)
Gain on disposal before AOCI reclassification (Liabilities held for sale)	126,305
Other comprehensive income gain (loss) on reclassification	7,688
Gain on disposal of discontinued operations	133,993
Loans payable assumed	(251,027)
Net loss on disposal of subsidiaries and discontinued operations	$117,034

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 15 – SUBSEQUENT EVENTS

On April 30, 2018, the holders of a majority of the issued and outstanding common stock of the Company approved an increase in the Company’s authorized capital from 75,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001. On July 17, 2018, the Company formally effected the Authorized Capital Increase by filing a Certificate of Amendment with the Nevada Secretary of State.

In August 2018, the Company issued an aggregate of 1,786,227 shares of common stock at a price of $0.02 per share for cash proceeds of $35,725 from unrelated parties.

In November 2018, the Company issued 5,000,000 shares of common stock at a price of $0.02 per share for cash proceeds of $100,000 from an unrelated party.

In December 2018, the Company issued 40,500 shares of common stock at a price of $0.02 per share for cash proceeds of $810 from an unrelated party and issued 2,564,103 shares of common stock at a price of $0.0039 per share pursuant to the conversion of $10,000 in principal and interest under a convertible note (Note III). See Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated under the laws of the State of Nevada on March 27, 2009 under the name “Berkeley Coffee & Tea, Inc.” On April 30, 2012, we acquired 100% of the issued and outstanding capital stock of DTS8 Holdings Co., Ltd. (“DTS8 Holdings”), a corporation organized and existing under the laws of Hong Kong, and which owns DTS8 Coffee (Shanghai) Co., Ltd. (“DTS8 Coffee”), a wholly owned foreign subsidiary entity (“WOFE”) corporation organized and existing under the laws of the People’s Republic of China.

In March 2013, we established a 100% owned subsidiary of DTS8 Coffee called DTS8 Coffee (Huzhou) Co. Ltd. (“DTS8 Huzhou”) in Huzhou, Zhejiang Province, China. DTS8 Huzhou is a coffee roaster equipped with the standard procedures to ensure that it meets regulatory requirements for food safety and sanitation in China. Effective May 1, 2016, we disposed of our former subsidiaries in China and thereby became a blank cheque company.

We currently maintain a mailing address at Suite 300 – 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9 and our telephone number is (604) 609-6163. We do not have any subsidiaries. Our fiscal year end is April 30. Our current plans are to merge with, engage in a capital stock exchange with, purchase all or substantially all of the assets of, or engage in any other similar business combination with one or more operating businesses.

As of the date of this report, we do not have any specific business combination under consideration and we have not identified any prospective target business, nor has anyone done so on our behalf. We cannot provide any assurance as to whether any proposed business combination will be feasible at all, or will be feasible on terms acceptable to us, and we have no way of forecasting whether any proposed business combination will be successfully completed on a timely basis.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even if we successfully complete a business combination, we may not be able to achieve our anticipated business goals, gain any operating benefits or generate any profits.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Exchange Act, since we only have nominal operations and nominal assets.

Results of Operations

For the Three Months ended July 31, 2016

Revenue

We did not generate any revenue during the three months ended July 31, 2016, and we did not generate any revenue from continuing operations during the same period in the prior year. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

Expenses

During the three months ended July 31, 2016, our total operating expenses decreased by $42,715 from the same period in 2015, from $73,716 to $30,461.

Our operating expenses consist entirely of general and administrative expenses, which include management fees, consulting fees, professional fees, transfer agent fees, investor relations expenses, office and general expenses, and financing costs. Our professional fees consist of accounting, legal and audit fees. Our office and general expenses include rent, communication expenses (e.g., internet and telephone), office supplies, bank charges, courier fees and postage costs.

Our general and administrative expenses for the three months ended July 31, 2016 consisted of $18,000 in management fees, $12,930 in professional fees, $5,718 in financing costs, $4,615 in consulting fees, $3,579 in investor relations expenses, $1,849 in office and general expenses and $1,636 in transfer agent fees, as offset by $17,866 in expense recovery due to discontinued operations.

Other Income/Expense

During the three months ended July 31, 2016, we incurred $40,647 in interest expense and a positive change of $190,877 in the fair value of our derivative liabilities, resulting in other income of $150,230. During the same period in 2015, our other expenses of $1,087 consisted entirely of interest expense.

Net Income/Loss

During the three months ended July 31, 2016, we generated net income of $2,735, which was equal to our net income from continuing operations of $119,769 less our net loss from discontinued operations of $117,034. During the same period in 2015, we incurred a net loss of $78,829, consisting of a $74,263 net loss from continuing operations and a $4,566 net loss from discontinued operations.

Our net income/loss per share from continuing operations for both the three months ended July 31, 2016 and 2015 was $0.00. In addition, our net income/loss from discontinued operations for the three months ended July 31, 2016 was $0.00.

Liquidity and Capital Resources

As of July 31, 2016, we had $1,251 in cash and cash equivalents, $24,636 in current and total assets, $320,513 in current liabilities, $978,039 in total liabilities and a working capital deficit of $295,877. As of July 31, 2016, we also had an accumulated deficit of $9,472,723.

During the three months ended July 31, 2016 we spent $92,950 in net cash on continuing operating activities, compared to spending $50,837 in net cash on continuing operating activities during the same period in 2015. The increase in our spending on operating activities between the two periods was largely due to certain adjustments to reconcile our net loss to net cash used in continuing operating activities.

We did not engage in any continuing investing activities during the three months ended July 31, 2016 or 2015.

During the three months ended July 31, 2016 we received $86,926 in net cash from continuing financing activities, including $191,250 in proceeds from notes payable and $28,500 in proceeds from related parties. These amounts were offset by repayments of convertible notes totaling $132,824. During the same period in 2015, we spent $53,207 in net cash on continuing financing activities, consisting of $50,000 in proceeds from share issuances less $103,207 in repayments to related parties.

During the three months ended July 31, 2016 we did not spend any net cash on discontinued operating activities, whereas we received $28,875 in net cash from discounted operating activities during the same period in the prior year.

Our cash holdings decreased by $6,024 during the three months ended July 31, 2016, from $7,275 to $1,251.

We are currently reviewing businesses in relation to a potential business combination. If we are successful in consummating a business combination, we will likely incur expenses for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options. We estimate that our operating expenses over the next 12 months will be approximately $100,000, all of which will be general and administrative expenses. This estimate may change significantly depending on the nature of our future business activities and whether we continue our operations.

We are not currently in good short-term financial standing and we do not anticipate that we will earn any revenue in the near future or generate positive internal operating cash flow until we can complete a business combination. It may take several years for us to acquire an operating business, develop a business plan and generate revenue. There is no assurance we will achieve profitable operations following the completion of any business combination.

As of July 31, 2016, we had $1,251 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three months ended July 31, 2016 have been prepared on a going concern basis and contain an explanatory paragraph in Note 3 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues, goodwill impairment and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses in our internal control over financial reporting identified in our annual report for the year ended April 30, 2016, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the three months ended July 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder is (i) a party adverse to us in any legal proceedings, or (ii) has a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2016, we completed the following sales of unregistered securities:

In May 2016, we issued tranches of 1,121,076 and 1,470,588 restricted shares of common stock to one investor in connection with the conversion of an aggregate of $50,000 under two convertible promissory notes in the aggregate principal amount of $210,000 dated July 20 2015.

On June 22, 2016, we issued 3,000,000 restricted shares of our common stock to a related party at a price of $0.01 per share for cash proceeds of $185,000. In addition, we reserved 800,000 shares of our common stock to be issued to the related party as a loan fee, which shares have not been issued as of the date of this report.

On June 28, 2016, we issued 1,000,000 restricted shares of our common stock to a consultant at a deemed price of $0.028 per share in consideration for consulting fees valued at $28,000.

We issued these shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Our reliance on Section 4(2) was based on the following factors: (a) the issuances were isolated private transactions by us which did not involve a public offering; (b) there was only one investor in each transaction; (c) there were no subsequent or contemporaneous public offerings of securities by us; (d) the shares were not broken down into smaller denominations; and (e) the negotiations for the sale of the shares took place directly between the applicable investor and us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2019	DTS8 Coffee Company, Ltd.

	By:	/s/ Richard Malcolm Smith
Richard Malcolm Smith
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

