Form 10-Q
period 2017-01-31
DTS8 COFFEE COMPANY, LTD.
filed 2019-11-13
CIK 1499361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of November 12, 2019, the registrant’s outstanding common stock consisted of 73,318,993 shares.

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

Item 1. Financial Statements.

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2017

3

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	April 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$894	$7,275
Prepaid expenses	62,596	525
TOTAL ASSETS	$63,490	$7,800

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accruals	$42,778	$78,952
Loans payable	246,618	-
Convertible notes payable, net	78,120	258,000
Derivative liabilities	108,722	293,606
Total Current Liabilities	476,238	630,558

Loans payable	508,777	371,749
Due to related parties	182,049	-
Liabilities held for sale	-	126,305
TOTAL LIABILITIES	1,167,064	1,128,612

STOCKHOLDERS’ DEFICIT
Common stock, 75,000,000 shares authorized, $0.001 par value; 63,928,163 and 52,336,499 shares issued and outstanding as of January 31, 2017 and April 30, 2016, respectively	63,928	52,336
Additional paid in capital	8,560,392	8,294,622
Shares to be issued	16,000	-
Accumulated deficit	(9,743,894)	(9,475,458)
Accumulated other comprehensive income (loss)	-	7,688
TOTAL STOCKHOLDERS’ DEFICIT	(1,103,574)	(1,120,812)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$63,490	$7,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended January 31, 2017 Unaudited	Three Months Ended January 31, 2016 Unaudited	Nine Months Ended January 31, 2017 Unaudited	Nine Months Ended January 31, 2016 Unaudited

OPERATING EXPENSES
General and administrative expenses	75,284	82,427	206,165	784,945
TOTAL OPERATING EXPENSES	75,284	82,427	206,165	784,945

LOSS FROM OPERATIONS	(75,284)	(82,427)	(206,165)	(784,945)
Interest expense	(13,218)	(110,293)	(65,759)	(176,762)
Change in fair value of derivative liabilities	(51,608)	(269,477)	120,522	(290,774)
Other expenses	-	(131)	-	(19,807)
TOTAL OTHER INCOME (EXPENSES)	(64,826)	(379,901)	54,763	(487,343)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(140,110)	(462,328)	(151,402)	(1,272,288)
NET LOSS ON DISCONTINUED OPERATIONS	-	(21,907)	(117,034)	(32,964)
NET INCOME (LOSS)	$(140,110)	$(484,235)	$(268,436)	$(1,305,252)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	-	4,570	-	8,327
TOTAL COMPREHENSIVE INCOME (LOSS)	$(140,110)	$(479,665)	$(268,436)	$(1,296,925)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
From continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.03)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	63,928,163	49,594,832	63,928,163	43,895,324

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Shares to be issued	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of April 30, 2015	34,791,666	$34,791	$7,057,409	$-	$(5,731)	$(7,867,478)	$(781,009)
Shares issued for cash	2,500,000	2,500	47,500	-	-	-	50,000
Shares issued for services	9,500,000	9,500	733,900	-	-	-	743,400
Share issued for the settlement of related party debt and payables	3,542,857	3,543	244,457	-	-	-	248,000
Conversion of convertible notes	2,001,976	2,002	79,158	-	-		81,160
Net loss for the year ended April 30, 2016	-	-	-	-	-	(1,607,980)	(1,607,980)
Foreign currency translation adjustments	-	-	-	-	13,419	-	13,419
Reclassification of derivative liabilities to additional paid-in capital	-	-	132,198	-	-	-	132,198
Balance as of April 30, 2016	52,336,499	$52,336	$8,294,622	$-	$7,688	$(9,475,458)	$(1,120,812)
Shares issued for services	6,000,000	6,000	127,000	-	-	-	133,000
Shares issued for the settlement of related party debt and payables	3,000,000	3,000	27,000	-			30,000
Conversion of convertible notes	2,591,664	2,592	47,408	-			50,000
Foreign currency translation adjustment from discontinued operations	-	-	-	-	(7,688)	-	(7,688)
Shares to be issued for debt settlement	-	-	-	16,000	-	-	16,000
Net loss for the nine months ended January 31, 2017	-	-	-	-	-	(268,436)	(268,436)
Reclassification of derivative liabilities to additional paid-in capital	-	-	64,362	-	-	-	64,362
Balance as of January 31, 2017	63,928,163	$63,928	$8,560,392	$16,000	$-	$(9,743,894)	$(1,103,574)

The accompanying notes are an integral part of these unaudited consolidated financial statement

DTS8 COFFEE COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2017 Unaudited	Nine Months Ended January 31, 2016 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations	$(151,402)	(1,272,288)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Amortization of debt discount	-	169,500
Change in fair value of derivative liabilities	(120,522)	290,774
Financing costs	28,456	-
Accrued interest on loans	29,162	2,160
Shares issued for services	70,404	540,500
Changes in operating assets and liabilities:
Prepaid expenses	525	-
Due to related parties	-	154,529
Accounts payable and accruals	(36,174)	(132,111)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(179,551)	(246,936)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Shares issued for cash	-	50,000
Proceeds (repayments) of convertible notes	(129,880)	200,000
Proceeds (repayments) of related parties	61,800	(116,318)
Proceeds from notes payable	241,250	-
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	173,170	133,682

CASH FLOW FROM DISCONTINUED OPERATIONS
Net cash Provided by (used in) discontinued operating activities	(117,034)	67,739
Net cash provided by (used in) discontinued investing activities	117,034	(9,880)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	-	57,859

NET INCREASE (DECREASE) IN CASH	(6,831)	(55,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,275	85,665
CASH AND CASH EQUIVALENTS AT END OF YEAR	$894	$30,270

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Shares issued for conversion of notes and accrued interests	50,000	56,160
shares issued for related party debt	-	248,000
Reclassification of derivative liabilities to additional paid-in capital	64,362	91,509
Share issued for services	133,000	-
Debt discount from derivative liabilities	-	254,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

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

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the period ended January 31, 2017, for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the SEC as required by Article 8 of Regulation S-X. The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using Company specific information where available and allocations and estimates where data is not maintained on the Company specific basis within its books and records. Due to the allocations and estimates used to prepare the financial statements, they may not reflect the financial position, cash flows and results of operations of the Company in the future or its operations, cash flows and financial position.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the business. The Company has disposed of the majority of its assets, incurred material losses from operations and has an accumulated deficit. At January 31, 2017, the Company had a working capital deficit of $412,748 in addition to limited cash, no revenue and disposition of its operations. For the nine months ended January 31, 2017, the Company sustained net losses and generated negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and there is no assurance that the Company will be able to obtain such financings or obtain them on favorable terms.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

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

Basis of Preparation

The accompanying interim consolidated financial statements have been prepared to present the consolidated statements of financial position, the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit and consolidated cash flows of the Company for the nine months ended January 31, 2017, and have been prepared in accordance with US GAAP.

Basis of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company, and its former direct and indirect wholly-owned subsidiaries, DTS8 Holdings, DTS8 Coffee, and DTS8 Huzhou. All significant inter-company transactions and balances were eliminated upon consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, bank indebtedness and accounts receivable. During the period ended January 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the United States of America, which management believes aren’t of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally did not require collateral for accounts receivable and maintained an allowance for doubtful accounts of accounts receivable if necessary. As of January 31, 2017, the Company has no accounts receivable.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2017 and April 30, 2016, cash and cash equivalents consisted of cash only.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value and do not bear interest. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding for more than 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. As of January 31, 2017 and April 30, 2016, there was no allowance for doubtful accounts. Based on management’s best estimate of the amount of probable credit losses in accounts receivable. The Company does not have any off-balance-sheet credit exposure related to its customers. As of January 31, 2017, from the disposition of its operations during the year, the Company had no accounts receivable.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method. The cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Inventories principally consist of green coffee beans, roasted coffee beans and packing supplies. As of January 31, 2017, from the disposition of its operations during the year, the Company had no inventory.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the periods ended January 31, 2017.

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

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the period ended January 31, 2017, the Company did not incur any advertising costs.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

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

Adjustments resulting from the translation or RMB to USD are included in accumulated other comprehensive income (loss) in stockholders’ deficit.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Annual Average Rates
January 31, 2017	6.8767	6.7863
April 30, 2016	6.4589	6.3504

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

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED…)

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments, such as convertible note payable, unless the effect is to reduce a loss or increase earnings per share. The Company had no dilutive securities for the periods ended January 31, 2017 and 2016.

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

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

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

NOTE 5 – INVENTORY

The Company’s former wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China owned inventory. As the Company’s foreign operations were disposed of effective May 1, 2016, inventories were $Nil for the period ended January 31, 2017. See Note 14 for the inventory total as of January 31, 2017.

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s former wholly-owned subsidiaries DTS8 Coffee and DTS8 Huzhou in the People’s Republic of China owned property and equipment. As the Company’s foreign operations were disposed of effective May 1, 2016, property and equipment was $Nil for the period ended January 31, 2017. The depreciation expenses were $Nil and $10,823 for the nine months ended January 31, 2017 and 2016, respectively. See Note 14 for the property and equipment as of January 31, 2017.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED…)

On August 10, 2015, Company entered into a management agreement with Douglas Thomas to serve as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Thomas’s engagement commenced on August 10, 2015 and shall continue on a year-to-year basis until terminated by either party upon 60 days prior written notice to the other party. The Company shall make a monthly management fee payment of $6,000 to Mr. Thomas, in arrears, on the 25th day of each month and issue 4,000,000 restricted common shares of the Company as engagement bonus remuneration. As of January 31, 2017 and April 30, 2016, the Company owed Mr. Thomas $166,849 and $118,548, respectively. On June 13, 2017, Mr. Thomas resigned as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and thereby ceased to be a related party.

On August 31, 2015, the Company entered into an agreement with Cherry Cai to serve as the financial controller of the Company. Ms. Cai’s engagement commenced on September 1, 2015, and shall continue on a year-to-year basis until terminated by either party upon 30 days prior written notice to the other party. The Company shall make monthly fee payment of $3,000 to Ms. Cai, in arrears, on 25th day of each month and issue 1,000,000 shares of common stock of the Company to Ms. Cai. 500,000 shares were issued in September 2015 and the balance of 500,000 shares was to be issued on September 1, 2016. As of January 31, 2017, the Company has deferred the issuance of the 500,000 shares to a later date. As of January 31, 2017 and April 30, 2016, the Company owed Ms. Cai $15,200 and $1,700, respectively.

On April 30, 2012, upon its acquisition of DTS8 Holdings, the Company assumed a loan payable of $382,396 owed by DTS8 Coffee to a consultant who provides accounting and financial reporting services to the Company through his company from time to time on a monthly basis. Upon the disposition of DTS8 Holdings and its operations, the Company retained the loan payable of $251,027. The amounts owed, as a loan payable, as of January 31, 2017, and April 30, 2016, were $251,027. The balance of the amount is unsecured, non-interest bearing, has no fixed term of repayment, and is repayable on demand, and the consultant has agreed not to demand payment within the next fiscal year. In addition, for the periods ended January 31, 2017 and April 30, 2016, the Company owed the consultant $257,750 and $251,500, respectively, for consulting services provided to the Company. Accordingly, as of January 31, 2017and April 30, 2016, the total loans and consulting fees owed to this consultant totaled $508,777 and $502,527.

On May 23, 2016, the Company entered into a loan agreement with Thomas Prasil Trust U/A/D November 26, 2003, in the principal amount of $185,000, due and payable in full on November 20, 2016. The loan bears an annual interest rate of 20%. The Company paid a loan fee of 3,000,000 shares of common stock which was issued on May 25, 2016.

On September 21, 2016, the Company entered into a second loan agreement with Thomas Prasil Trust U/A/D November 26, 2003 in the principal amount of $50,000, due and payable in full on December 31, 2016. The loan bears an annual interest rate of 20%. The Company agreed to pay a loan fee of 800,000 shares of common stock which was not issued as of January 31, 2017.

Also see Note 9 for common stock issued to related parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company disposed of its subsidiaries and operations effective May 1, 2016 and as such does not have any leased properties or commitments as of January 31, 2017.

NOTE 9 – COMMON STOCK

At January 31, 2017, the Company’s authorized capital was 75,000,000 shares of common stock with a par value of $0.001 and 63,928,163 shares were issued and outstanding.

In May 2016, the Company issued 1,121,076 and 1,470,588 restricted shares of common stock for the conversion of principal of $50,000 of Note II described in Note 12.

In May 2016, the Company issued 3,000,000 restricted shares of common stock at a price of $0.01 per share for cash proceeds of $185,000 from a related party. The Company also reserved 800,000 restricted shares of common stock to be issued as a loan fee. As of January 31, 2017, the shares have still not been issued.

In June 2016, the Company issued 1,000,000 restricted shares of common stock to a consultant at a price of $0.028 per share for consulting fees. Total value of the services valued at the fair market price on the issuance date was $28,000. For the nine months ended January 31, 2017, $18,769 was expensed as consulting fees.

In August 2016, the Company issued 5,000,000 restricted shares of common stock to a consultant at a price of $0.021 per share for consulting fees. Total value of the services value at the fair market price on the issuance date was $105,000. For the nine months ended January 31, 2017, $51,634 was expensed as consulting fees.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 10 – CONCENTRATION RISK

The Company disposed of its subsidiaries and its operations effective May 1, 2016 and as such does not have any concentrations of risk that would adversely affect the Company’s operations for the period ended January 31, 2017.

NOTE 11 – LOANS PAYABLE

As of January 31, 2017, the loans payable consisted of the following:

	January 31, 2017	April 30, 2016
Unsecured, interest at 20% per annum, due May 20, 2017 (1)	$201,613	$-
Unsecured, interest at 20% per annum, due May 20, 2017 (2)	45,105
Unsecured, non-interest bearing, due on demand with no repayment in the next 12 months	508,777	502,527
	755,495	502,527
Current portion	(246,718)	-
Long-term portion	$508,777	$502,527

(1)	Amount is net of unamortized debt issuance costs of $9,033 as of January 31, 2017.
(2)	Amount is net of unamortized debt issuance costs of $8,511 as of January 31, 2017.

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

On September 9, 2015, Note I became convertible. On September 18, 2015, the debt holder converted $12,000 of the note into 230,769 shares of the Company’s common stock at a price of $0.0520 per share. On September 25, 2015, the debt holder converted $15,000 of the note into 260,417 shares of the Company’s common stock at a price of $0.0576 per share. On September 30, 2015, the debt holder converted $20,000 of the note into 316,456 shares of the Company’s common stock at a price of $0.0632 per share. On October 7, 2015, the debt holder converted the remaining principal of $7,000 and the accrued interest in the amount of $2,160 into a total of 152,667 shares of the Company’s common stock at a price of $0.0600. As of April 30, 2016, the principal amount of Note I of $54,000 and accrued interest of $2,160 were fully converted into 960,309 shares of the Company’s common stock. As of January 31, 2017, the balance payable on Note I was $Nil.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 12 – CONVERTIBLE NOTE (CONTINUED…)

On October 20, 2015, the Company issued two convertible promissory notes (collectively, “Note II”) with same terms in the total amount of $210,000 with a discount of 5%. The net proceeds of $200,000 were not received until October 23, 2015. Note II was due together with any interest on April 19, 2016 (the “Second Maturity Date”). The Company was required to pay interest on the unpaid principal balance of Note II at the rate of 10% per annum from October 23, 2015 until the Second Maturity Date. The outstanding principal and interest at 120% could be redeemed within 90 days of closing and 130% after 90 days. The conversion price was equal, subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company, to 61% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days prior to the conversion date. Upon default, the holder of Note II had the right to convert Note II into shares of the Company’s common stock at an alternative conversion price equal to 50% of the lowest daily VWAP of the common stock during the 20 trading days prior to the conversion date. All overdue accrued and unpaid interest to be paid entailed a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which accrued daily from the date such interest was due through and including the date of actual payment in full.

On October 20, 2015, Note II became convertible. On April 25, 2016, the holder of Note II converted $25,000 of the note into 1,041,667 shares of the Company’s common stock at a price of $0.0240 per share. On May 6, 2016, the debt holder converted $25,000 of the note into 1,121,076 shares of the Company’s common stock at a price of $0.022 per share. On May 16, 2016, the debt holder converted $25,000 of the note into 1,470,588 shares of the Company’s common stock at a price of $0.017 per share. The Company paid the remaining balance of principal and interest in the amount of $184,275 on May 24, 2016. As of January 31, 2017, the balance payable on Note II was $Nil.

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

Amortization of the debt discounts was recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive loss. Amortization of debt discounts amounted to $0 and $254,000 for the periods ended January 31, 2017 and April 30, 2016, respectively. Contractual interest expense for the two convertible notes amounted to $33,476 and $13,110 for the periods ended January 31, 2017and April 30, 2016, respectively.

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

As of April 30, 2016, the balance payable on the convertible notes was $258,000 representing the amounts owed for Note II of $185,000 and Note III of $73,000, respectively. As of January 31, 2017, the balance payable on the convertible notes was $73,000 representing the amount owed for Note III. The debt discount was $Nil as of January 31, 2017 and April 30, 2016. Contractual interest expense for Note III amounted to $5,120 and $Nil for the periods ended January 31, 2017 and April 30, 2016, respectively.

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

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

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy as of January 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES
Conversion option liability	$108,722	-	-	108,722

The following is a reconciliation of the conversion option liability for which Level 3 inputs were used in determining the fair value:

Balance as of April 30, 2016	-
Fair value of embedded conversion option derivative liabilities at issuance charged to debt discounts	$293,606
Change in fair value of derivative liabilities	(120,522)
Reclassification of derivative liabilities to additional paid-in capital due to conversions	(64,362)
Balance as of January 31, 2017	$108,722

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

The fair value at the commitment and re-measurement dates for convertible notes that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the nine months ended January 31, 2017:

	Commitment Date	Re-measurement Date
Exercise price	$0.0431 - $0.0712	$0.019 - $0.0441
Expected dividends	0%	0%
Expected volatility	197.12% - 213.77%	255.36% - 337.80%
Expected term	5 months - 9 months	5 months - 6 months
Risk free interest rate	0.13% - 0.58%	0.38% - 0.52%

DTS8 COFFEE COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

NOTE 14 – DISCONTINUED OPERATIONS

Effective May 1, 2016, the Company disposed of its former direct and indirect wholly-owned subsidiaries and operations in the People’s Republic of China, DTS8 Coffee, DTS8 Huzhou, and DTS8 Holdings. The Company forgave all outstanding receivables form the subsidiaries and assumed a loan in the amount of $251,027 (see Note 7).

The following table provides additional information with respect to the loss on disposal of the subsidiaries

Consideration on disposal of subsidiaries and discontinued operations	$-

Less net assets (liabilities) of subsidiaries and discontinued operations:
Cash	21,591
Accounts receivable	45,697
Inventories	11,496
Prepaid expenses	9,236
Property and equipment	46,852
Accounts payable and accrued liabilities	(11,569)
Taxes receivable	1,419
Loans payable	(251,027)
Gain on disposal before AOCI reclassification	126,305
Other comprehensive income gain (loss) on reclassification	7,688
Gain on disposal of discontinued operations	133,993
Loans payable assumed	(251,027)
Net loss on disposal of subsidiaries and discontinued operations	$117,034

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

Results of Operations

For the Three Months ended January 31, 2017

Revenue

We did not generate any revenue during the three months ended January 31, 2017, and we did not generate any revenue from continuing operations during the same period in the prior year. We do not anticipate that we will earn any revenue during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that we will incur substantial losses over the next year, unless we are able to successfully complete a business combination and develop the business of the target company.

Expenses

During the three months ended January 31, 2017, our total operating expenses decreased by $7,143 from the same period in 2016, from $82,427 to $75,284.

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

Our general and administrative expenses for the three months ended January 31, 2017 consisted of $36,715 in consulting fees, $18,000 in management fees, $12,844 in financing costs, $12,233 in professional fees, $1,500 in transfer agent fees, $896 in office and general expenses and $415 in investor relations expenses, as offset by $4,219 in expense recovery/restatement due to discontinued operations.

Other Income/Expense

During the three months ended January 31, 2017, we incurred $13,218 in interest expense and a negative change of $51,608 in the fair value of our derivative liabilities, resulting in other expenses of $64,826. During the same period in 2016, we incurred $110,293 in interest expense, a negative change of $269,477 in the fair value of our derivative liabilities and miscellaneous other expenses of $131, resulting in total other expenses of $379,901.

Net Loss

During the three months ended January 31, 2017, we incurred a net loss of $140,110, which was equal to our loss from operations of $75,284 plus our other expenses of $64,826. During the same period in 2016, we incurred a net loss of $484,235, consisting of a $82,427 loss from operations, $379,901 in other expenses and a $21,907 net loss from discontinued operations. In addition, we experienced a foreign currency translation adjustment of $4,570 during that period, leading to a comprehensive loss of $479,665.

Our net loss per share from continuing operations for the three months ended January 31, 2017 and 2016 was $0.00 and $0.01, respectively, while our net loss from discontinued operations for both the three months ended January 31, 2017 and 2016 was $0.00.

For the Nine Months ended January 31, 2017

Revenue

We did not generate any revenue during the nine months ended January 31, 2017, and we did not generate any revenue from continuing operations during the same period in the prior year.

Expenses

During the nine months ended January 31, 2017, our total operating expenses decreased by $578,780 from the same period in 2016, from $784,945 to $206,165. This decrease was largely due to shares issued at a fair market value of $540,500 for services during the three months ended October 31, 2015 as well as a decrease in our office and administration costs for the period.

Our general and administrative expenses for the nine months ended January 31, 2017 consisted of $70,403 in consulting fees, $54,000 in management fees, $37,565 in professional fees, $28,456 in financing costs, $5,393 in investor relations expenses, $4,642 in transfer agent fees and $3,791 in office and general expenses, plus $1,915 in expense recovery/restatement due to discontinued operations.

Other Income/Expense

During the nine months ended January 31, 2017, we incurred $65,759 in interest expense and a positive change of $120,522 in the fair value of our derivative liabilities, resulting in other income of $54,763. During the same period in 2016, we incurred $176,762 in interest expense, a negative change of $290,744 in the fair value of our derivative liabilities and miscellaneous other expenses of $19,807, resulting in total other expenses of $487,343.

Net Loss

During the nine months ended January 31, 2017, we incurred a net loss of $268,436, which consisted of our net loss from continuing operations of $151,402 plus our net loss from discontinued operations of $117,034. During the same period in 2016, we incurred a net loss of $1,305,252, which was equal to our $1,272,288 net loss from continuing operations and our $32,964 net loss from discontinued operations. In addition, we experienced a foreign currency translation adjustment of $8,327 during that period, leading to a comprehensive loss of $1,296,925.

Our net loss per share from continuing operations for the nine months ended January 31, 2017 and 2016 was $0.00 and $0.03, respectively, while our net loss from discontinued operations for both the nine months ended January 31, 2017 and 2016 was $0.00.

Liquidity and Capital Resources

As of January 31, 2017, we had $894 in cash and cash equivalents, $63,490 in current and total assets, $476,238 in current liabilities, $1,167,064 in total liabilities and a working capital deficit of $412,748. As of January 31, 2017, we also had an accumulated deficit of $9,743,894.

During the nine months ended January 31, 2017 we spent $179,551 in net cash on continuing operating activities, compared to spending $246,936 in net cash on continuing operating activities during the same period in 2016. The decrease in our spending on operating activities between the two periods was largely due to the difference in our net loss from continuing operations as described above, as well as certain adjustments to reconcile our net loss to net cash used in continuing operating activities.

We did not engage in any continuing investing activities during the nine months ended January 31, 2017 or 2016.

During the nine months ended January 31, 2017 we received $173,170 in net cash from continuing financing activities, including $241,250 in proceeds from notes payable and $61,800 in proceeds from related parties. These amounts were offset by repayments of convertible notes totaling $129,880 . During the same period in 2016, we received $133,682 in net cash from continuing financing activities, consisting of $50,000 in proceeds from share issuances and $200,000 in proceeds from notes payable, less $116,318 in repayments to related parties.

During the nine months ended January 31, 2017 we did not spend any net cash on discontinued operations, whereas we received $57,859 in net cash from discontinued operations during the same period in the prior year.

Our cash holdings decreased by $6,831 during the nine months ended January 31, 2017, from $7,275 to $894.

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

As of January 31, 2017, we had $894 in cash. Since we will require additional capital to fund the acquisition of an operating business, we plan to proceed by way of private placements, loans or possibly a direct offering. However, there is no assurance that we will be able to raise enough capital to meet our future cash requirements.

Going Concern

Our financial statements for the three and nine months ended January 31, 2017 have been prepared on a going concern basis and contain an explanatory paragraph in Note 3 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

During the three months ended January 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Etension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	DTS8 Coffee Company, Ltd.

	By:	/s/ Richard Malcolm Smith
Richard Malcolm Smith
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

